Form 10-Q
period 2014-06-30
Pilgrim Bancshares, Inc.
filed 2014-09-23
CIK 1601347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 333-194485

Pilgrim Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-5110553
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification Number)

40 South Main Street, Cohasset, Massachusetts	02025
(Address of Principal Executive Offices)	Zip Code

(781) 383-0541

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s Common Stock, par value of $0.01 per share, were issued and outstanding as of September 12, 2014.

Pilgrim Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Pilgrim Bancshares, Inc., a Maryland corporation (the “Company”), was formed on February 27, 2014 to serve as the stock holding company for Pilgrim Bank, a Massachusetts-chartered co-operative bank (the “Bank”), as part of the mutual-to-stock conversion of Conahasset Bancshares, MHC, the current mutual holding company of the Bank. As of June 30, 2014, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Conahasset Bancshares, MHC on a consolidated basis is included in this Quarterly Report on Form 10-Q.

Part I. – Financial Information

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,910	$1,671
Interest-bearing demand deposits with other banks	9,378	7,320

Cash and cash equivalents	11,288	8,991
Interest-bearing time deposits with other banks	3,266	4,511
Investments in available-for-sale securities (at fair value)	11,374	13,496
Investments in held-to-maturity securities (fair value of $267 (unaudited) at June 30, 2014, and $284 at December 31, 2013)	216	254
Federal Home Loan Bank stock, at cost	732	667
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $742 at June 30, 2014 (unaudited), and $742 at December 31, 2013	128,031	132,923
Premises and equipment, net	5,515	5,571
Investment in real estate, net	1,645	1,662
Accrued interest receivable	383	399
Deferred income tax asset, net	281	365
Bank-owned life insurance	2,205	2,181
Other assets	1,000	152

Total assets	$166,320	$171,556

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$11,667	$12,023
Interest-bearing	139,937	141,709

Total deposits	151,604	153,732
Federal Home Loan Bank advances	1,500	5,000
Other liabilities	272	320

Total liabilities	153,376	159,052

Equity:
Retained earnings	13,019	12,718
Accumulated other comprehensive loss	(75)	(214)

Total equity	12,944	12,504

Total liabilities and equity	$166,320	$171,556

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,394	$1,431	$2,860	$2,741
Interest on debt securities:
Taxable	46	45	89	99
Tax-exempt	17	23	40	45
Other interest and dividends	13	22	24	50

Total interest and dividend income	1,470	1,521	3,013	2,935

Interest expense:
Interest on deposits	258	285	504	580
Interest on Federal Home Loan Bank advances	14	16	30	32

Total interest expense	272	301	534	612

Net interest and dividend income	1,198	1,220	2,479	2,323
Provision for loan losses	—	93	—	129

Net interest and dividend income after provision for loan losses	1,198	1,127	2,479	2,194

Noninterest income:
Service charges on deposit accounts	31	35	61	68
Net gain on sales and calls of securities	63	2	68	7
Writedown of securities (includes losses of $12 and $12, net of $0 and $0 recognized in other comprehensive income for the periods ended June 30, 2014 and 2013, respectively, before taxes)	(12)	(12)	(12)	(12)
Gain on sales of loans, net	33	—	48	—
Rental income	67	51	126	103
Other income	35	93	64	189

Total noninterest income	217	169	355	355

Noninterest expense:
Salaries and employee benefits	641	659	1,356	1,323
Occupancy expense	129	122	259	242
Equipment expense	40	37	79	76
Data processing expense	98	90	187	167
Professional fees	67	61	134	135
FDIC assessment	25	60	61	117
Communications expense	31	24	59	47
Advertising and public relations expense	29	19	45	42
Insurance expense	16	16	33	32
Supplies expense	13	11	31	24
Other expense	58	46	111	134

Total noninterest expense	1,147	1,145	2,355	2,339

Income before income taxes	268	151	479	210
Income tax expense	93	47	178	58

Net income	$175	$104	$301	$152

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$175	$104	$301	$152

Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain/loss on available-for-sale securities	43	(196)	139	(261)

Other comprehensive income (loss), net of tax	43	(196)	139	(261)

Comprehensive income (loss)	$218	$(92)	$440	$(109)

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2014 and 2013 (unaudited)

(In Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$12,350	$24	$12,374
Net income	152		152
Other comprehensive loss, net of tax effect		(261)	(261)

Balance, June 30, 2013 (unaudited)	$12,502	$(237)	$12,265

Balance, December 31, 2013	$12,718	$(214)	$12,504
Net income	301		301
Other comprehensive income, net of tax effect		139	139

Balance, June 30, 2014 (unaudited)	$13,019	$(75)	$12,944

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$301	$152
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalized interest - interest-bearing time deposits	(1)	(8)
Amortization (accretion) of securities, net	52	62
Net gain on sales and calls of securities	(68)	(7)
Loans originated for sale	(1,800)	—
Proceeds from sales of loans originated for sale	1,848	—
Gain on sales of loans	(48)	—
Writedown of securities	12	12
Provision for loan losses	—	129
Change in deferred origination fees, costs and discounts, excluding purchase discounts	32	(306)
Gain on sale of other real estate owned	—	(121)
Writedown of other real estate owned	—	229
Depreciation and amortization	157	163
Decrease (increase) in accrued interest receivable	16	(2)
(Increase) decrease in other assets	(800)	129
Decrease (increase) in prepaid expenses	(48)	61
Deferred tax expense (benefit)	2	(10)
Increase in bank-owned life insurance	(24)	(29)
Increase in other liabilities	10	34
(Decrease) increase in accrued expenses	(58)	24

Net cash (used in) provided by operating activities	(417)	512

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	1,246	1,743
Purchase of Federal Home Loan Bank stock	(65)	—
Redemption of Federal Home Loan Bank stock	—	117
Purchases of available-for-sale securities	(1,185)	(2,941)
Proceeds from maturities of available-for-sale securities	240	50
Proceeds from sales of available-for-sale securities	3,300	4,657
Principal payments received on held-to-maturity securities	30	80
Loan principal collections and originations, net	4,860	(8,768)
Loans purchased	—	(9,413)
Recoveries on loans previously charged off	—	5
Capital expenditures	(84)	(172)
Proceeds from the sale of other real estate owned	—	922

Net cash provided by (used in) investing activities	8,342	(13,720)

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(6,570)	(3,007)
Net increase in time deposits	4,442	1,032
Payments on Federal Home Loan Bank long-term advances	(1,000)	(167)
Net change in short-term Federal Home Loan Bank advances	(2,500)	—

Net cash used in financing activities	(5,628)	(2,142)

Net increase (decrease) in cash and cash equivalents	2,297	(15,350)
Cash and cash equivalents at beginning of period	8,991	21,141

Cash and cash equivalents at end of period	$11,288	$5,791

Supplemental disclosures:
Interest paid	$536	$606
Income taxes paid	119	4
Transfer from loans to other real estate owned	—	785

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Conahasset Bancshares, MHC (the Company) a Massachusetts chartered mutual holding company, and its wholly-owned subsidiary, Conahasset Bancshares, Inc., a Massachusetts chartered mid-tier stock holding company, were formed on January 26, 2010. Pilgrim Bank (the “Bank”) is a wholly-owned subsidiary of Conahasset Bancshares, Inc. The Company is headquartered in Cohasset, Massachusetts.

The Bank is a state-chartered stock bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of June 30, 2014 and for the interim periods ended June 30, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and the valuation of deferred tax assets.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Conahasset Bancshares, Inc. and its wholly owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 48 South Main Street Corporation, which was formed to hold securities for its own account; and 800 CJC Realty Corporation, which was formed to invest in and develop residential and commercial property. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and interest-bearing demand deposits with other banks.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

•	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of equity. They are merely disclosed in the notes to the consolidated financial statements.

•	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of equity until realized.

•	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of June 30, 2014 (unaudited) and December 31, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual lives of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2014 (unaudited) and the year ended December 31, 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial and multi-family real estate: Loans in this segment are primarily income-producing properties throughout Eastern Massachusetts, specifically the South Shore. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction loans: Loans in this segment include speculative investment properties, rehab to rental properties and owner occupied residential properties. Payment is derived from sale of the property and long term rental cash flows once converted to permanent financing. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans: Loans in this segment are made to businesses, are generally secured by assets of the business and are primarily guaranteed by the United States Government. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans: Loans in this segment are primarily secured by automobiles and repayment is dependent on the credit quality of the individual borrower.

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

PREMISES AND EQUIPMENT:

Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on a straight-line basis over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables - Troubled Debt Restructuring by Creditors.” These properties are carried at the lower of cost or estimated fair value, less estimated selling costs. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables - Overall - Subsequent Measurements,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

BANK-OWNED LIFE INSURANCE:

The Company has purchased insurance policies on the lives of certain directors, executive officers and employees. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

Interest-bearing time deposits with other banks: The fair value of interest-bearing time deposits with other banks was determined by discounting the cash flows associated with these instruments using current market rates for deposits with similar characteristics.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting the future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits, regular savings, NOW accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.

PENSION PLAN:

Through April 30, 2014, the Company provided pension benefits for its employees through participation in the Co-Operative Banks’ Employees Retirement Association (CBERA) multiemployer plan and it was the Company’s policy to fund pension plan costs in the year of accrual. Effective April 30, 2014, the Company suspended the plan whereby further benefits will neither accrue nor will further contributions to the plan be required. In addition, the Company withdrew from the plan effective April 30, 2014 and has no further obligations under the plan.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.	For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2.	For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March, 2014, the FASB issued ASU No. 2014-07, “Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements.” Under the ASU, a private company lessee (the reporting entity) could elect, when certain conditions exist, not to apply the variable interest entity (VIE) guidance to a lessor entity under common control. The guidance in this ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application would be permitted. Entities that elect the alternative to not apply VIE guidance would use a full retrospective approach to apply it. The Company does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early application is permitted, but no earlier than an annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.	they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.	those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820. Fair Value Measurement, and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	the loan has a government guarantee that is not separable from the loan before foreclosure;

2.	at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3.	at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
June 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$1,984	$—	$44	$1,940
Debt securities issued by states of the United States and political subdivisions of the states	2,798	5	45	2,758
Mortgage-backed securities	6,712	40	76	6,676

	$11,494	$45	$165	$11,374

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,460	$—	$138	$2,322
Debt securities issued by states of the United States and political subdivisions of the states	4,447	45	120	4,372
Mortgage-backed securities	6,148	27	155	6,020
Mutual funds	782	—	—	782

	$13,837	$72	$413	$13,496

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity securities:
June 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$25	$—	$—	$25
Mortgage-backed securities	191	51	—	242

	$216	$51	$—	$267

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$26	$—	$1	$25
Mortgage-backed securities	228	43	12	259

	$254	$43	$13	$284

The scheduled maturities of debt securities were as follows as of June 30, 2014 (unaudited):

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
	(In Thousands)
Due within one year	$668	$—	$—
Due after one year through five years	1,113	—	—
Due after five years through ten years	1,827	25	25
Due after ten years	1,090	—	—
Mortgage-backed securities	6,676	191	242

	$11,374	$216	$267

The scheduled maturities of debt securities were as follows as of December 31, 2013:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
	(In Thousands)
Due within one year	$659	$—	$—
Due after one year through five years	2,265	26	25
Due after five years through ten years	1,766	—	—
Due after ten years	2,004	—	—
Mortgage-backed securities	6,020	228	259

	$12,714	$254	$284

Proceeds from sales of available-for-sale securities during the six months ended June 30, 2014 (unaudited) were $3,300,000 with gross realized gains of $68,000 and gross realized losses of $0. Proceeds from sales of available-for-sale securities during the six months ended June 30, 2013 (unaudited) were $4,657,000 with gross realized gains of $17,000 and gross realized losses of $10,000. The tax expense applicable to these net realized gains for each of the six month periods ended June 30, 2014 and 2013 (unaudited) amounted to $28,000 and $3,000, respectively.

As of June 30, 2014 (unaudited) and December 31, 2013, there were no securities whose aggregate carrying amount exceeded 10% of equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2014 (unaudited):
Debt securities issued by the U.S.
Treasury and other U.S. government corporations and agencies	$—	$—	$1,964	$44	$1,964	$44
Debt securities issued by states of the United States and political subdivisions of the states	291	2	1,683	43	1,974	45
Mortgage-backed securities	330	1	2,927	74	3,257	75

Total temporarily impaired securities	621	3	6,574	161	7,195	164
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	7	1	7	1

Total temporarily impaired and other- than-temporarily impaired securities	$621	$3	$6,581	$162	$7,202	$165

December 31, 2013:
Debt securities issued by the U.S.
Treasury and other U.S. government corporations and agencies	$2,322	$138	$25	$1	$2,347	$139
Debt securities issued by states of the United States and political subdivisions of the states	686	55	926	65	1,612	120
Mortgage-backed securities	2,701	75	1,058	79	3,759	154

Total temporarily impaired securities	5,709	268	2,009	145	7,718	413
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	7	13	7	13

Total temporarily impaired and other- than-temporarily impaired securities	$5,709	$268	$2,016	$158	$7,725	$426

As of June 30, 2014 (unaudited), and December 31, 2013 investment securities with unrealized losses consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and government-sponsored agencies, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold temporarily impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial assets impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.

The following table summarizes other-than-temporary impairment losses on securities for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Non-Agency Mortgage-Backed Securities	Non-Agency Mortgage-Backed Securities	Non-Agency Mortgage-Backed Securities	Non-Agency Mortgage-Backed Securities

Total other-than-temporary impairment losses	$12	$12	$12	$12
Less: unrealized other-than-temporary losses recognized in other comprehensive income (1)	—	—	—	—

Net impairment losses recognized in earnings (2)	$12	$12	$12	$12

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

For the six months ended June 30, 2014 and June 30, 2013, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of non-agency mortgage-backed securities. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 4 - LOANS

Loans consisted of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four- family residential	$88,390	$92,383
Commercial	17,867	19,380
Multi-family	9,280	9,882
Home equity loans and lines of credit	3,318	3,976
Construction	5,394	3,513
Commercial and industrial loans	2,993	2,506
Consumer loans:
Consumer line of credit	24	19
Other consumer loans	1,452	1,919

	128,718	133,578
Net deferred loan origination fees, costs and discounts	55	87
Allowance for loan losses	(742)	(742)

Net loans	$128,031	$132,923

The following tables set forth information regarding the allowance for loan losses as of and for the six months ended June 30, 2014 and 2013 (unaudited):

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi- family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
June 30, 2014 (unaudited):	(In Thousands)
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
(Benefit) provision	(45)	(23)	1	(5)	30	9	—	(4)	37	—

Ending balance	$278	$172	$52	$25	$79	$25	$1	$16	$94	$742

Ending balance:
Individually evaluated for impairment	$48	$—	$—	$—	$—	$—	$—	$—	$—	$48
Ending balance:
Collectively evaluated for impairment	230	172	52	25	79	25	1	16	94	694

Total allowance for loan losses ending balance	$278	$172	$52	$25	$79	$25	$1	$16	$94	$742

Loans:
Ending balance:
Individually evaluated for impairment	$6,100	$699	$—	$—	$—	$—	$—	$—	$—	$6,799
Ending balance:
Collectively evaluated for impairment	82,290	17,168	9,280	3,318	5,394	2,993	24	1,452	—	121,919

Total loans ending balance	$88,390	$17,867	$9,280	$3,318	$5,394	$2,993	$24	$1,452	$—	$128,718

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi- family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
June 30, 2013 (unaudited):	(In Thousands)
Allowance for loan losses:
Beginning balance	$362	$152	$35	$46	$50	$7	$2	$37	$97	$788
Charge-offs	(48)	—	—	—	—	—	—	—	—	(48)
Recoveries	5	—	—	—	—	—	—	—	—	5
Provision (benefit)	1	10	18	7	15	4	—	(8)	82	129
Transfer for off-balance sheet loan commitments	—	—	—	(1)	—	—	—	—	—	(1)

Ending balance	$320	$162	$53	$52	$65	$11	$2	$29	$179	$873

The following table set forth information regarding the allowance for loan losses as of and for the year ended December 31:

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi- family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$362	$152	$35	$46	$50	$7	$2	$37	$97	$788
Charge-offs	(48)	—	—	—	—	—	—	(3)	—	(51)
Recoveries	—	—	—	—	—	—	—	5	—	5
Provision (benefit)	9	43	16	(16)	(1)	9	(1)	(19)	(40)	—

Ending balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742

Ending balance:
Individually evaluated for impairment	$80	$—	$—	$—	$—	$—	$—	$—	$—	$80
Ending balance:
Collectively evaluated for impairment	243	195	51	30	49	16	1	20	57	662

Total allowance for loan losses ending balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742

Loans:
Ending balance:
Individually evaluated for impairment	$6,126	$703	$—	$—	$—	$—	$—	$—	$—	$6,829
Ending balance:
Collectively evaluated for impairment	86,257	18,677	9,882	3,976	3,513	2,506	19	1,919	—	126,749

Total loans ending balance	$92,383	$19,380	$9,882	$3,976	$3,513	$2,506	$19	$1,919	$—	$133,578

Certain directors and executive officers of the Company and entities in which they have significant ownership interest were customers of the Bank during the six months ended June 30, 2014 (unaudited). Total loans to such persons and their companies amounted to $723,000 at June 30, 2014 (unaudited). For the six months ended June 30, 2014 (unaudited), principal payments were $28,000 and there were no principal advances.

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
June 30, 2014 (unaudited):
Real estate loans:
One- to four-family residential	$5	$—	$1,393	$1,398	$86,992	$88,390	$—	$1,654
Commercial	—	—	—	—	17,867	17,867	—	—
Multi-family	—	—	—	—	9,280	9,280	—	—
Home equity loans and lines of credit	123	—	—	123	3,195	3,318	—	—
Construction	—	—	—	—	5,394	5,394	—	—
Commercial and industrial loans	—	—	—	—	2,993	2,993	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	24	24	—	—
Other consumer	—	—	—	—	1,452	1,452	—	—

Total	$128	$—	$1,393	$1,521	$127,197	$128,718	$—	$1,654

December 31, 2013:
Real estate loans:
One- to four-family residential	$—	$240	$2,075	$2,315	$90,068	$92,383	$—	$2,344
Commercial	—	—	—	—	19,380	19,380	—	—
Multi-family	—	—	—	—	9,882	9,882	—	—
Home equity loans and lines of credit	—	—	—	—	3,976	3,976	—	8
Construction	—	—	—	—	3,513	3,513	—	—
Commercial and industrial loans	—	—	—	—	2,506	2,506	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	19	19	—	—
Other consumer	—	—	—	—	1,919	1,919	—	—

Total	$—	$240	$2,075	$2,315	$131,263	$133,578	$—	$2,352

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality – Subsequent Measurement,” is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
June 30, 2014 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,508	$5,508	$—	$5,522	$120
Commercial	699	699	—	701	28

Total impaired with no related allowance	$6,207	$6,207	$—	$6,223	$148

With an allowance recorded:
Real estate loans:
One- to four-family residential	$592	$592	$48	$592	$12
Commercial	—	—	—	—	—

Total impaired with an allowance recorded	$592	$592	$48	$592	$12

Total
Real estate loans:
One- to four-family residential	$6,100	$6,100	$48	$6,114	$132
Commercial	699	699	—	701	28

Total impaired loans	$6,799	$6,799	$48	$6,815	$160

December 31, 2013:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$4,143	$4,143	$—	$4,150	$168
Commercial	703	703	—	706	58

Total impaired with no related allowance	$4,846	$4,846	$—	$4,856	$226

With an allowance recorded:
Real estate loans:
One- to four-family residential	$1,983	$1,983	$80	$1,997	$103
Commercial	—	—	—	—	—

Total impaired with an allowance recorded	$1,983	$1,983	$80	$1,997	$103

Total
Real estate loans:
One- to four-family residential	$6,126	$6,126	$80	$6,147	$271
Commercial	703	703	—	706	58

Total impaired loans	$6,829	$6,829	$80	$6,853	$329

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi- family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Total
June 30, 2014 (unaudited):
Grade:
Pass	$—	$17,036	$8,336	$—	$5,394	$2,993	$—	$—	$33,759
Special mention	935	132	—	8	—	—	—	—	1,075
Substandard	3,483	699	944	—	—	—	—	—	5,126
Loans not formally rated	83,972	—	—	3,310	—	—	24	1,452	88,758

Total	$88,390	$17,867	$9,280	$3,318	$5,394	$2,993	$24	$1,452	$128,718

December 31, 2013:
Grade:
Pass	$—	$17,829	$8,932	$—	$3,513	$2,506	$—	$—	$32,780
Special mention	302	132	—	—	—	—	—	—	434
Substandard	4,227	1,419	950	8	—	—	—	—	6,604
Loans not formally rated	87,854	—	—	3,968	—	—	19	1,919	93,760

Total	$92,383	$19,380	$9,882	$3,976	$3,513	$2,506	$19	$1,919	$133,578

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 - 3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

The Company classifies loans modified as troubled debt restructurings (TDRs) as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows or value of the underlying collateral of the impaired loan is lower than its carrying value.

During the six months ended June 30, 2014 (unaudited), there were no loans modified as TDRs.

As of June 30, 2014 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $17,853,000 and $16,755,000 at June 30, 2014 (unaudited) and December 31, 2013, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	June 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Land	$864	$864
Buildings and improvements	5,361	5,356
Furniture and equipment	2,163	2,084

	8,388	8,304
Accumulated depreciation and amortization	(2,873)	(2,733)

	$5,515	$5,571

NOTE 6 - INVESTMENT IN REAL ESTATE

The following is a summary of investment in real estate:

	June 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Land	$453	$453
Buildings and improvements	1,489	1,489

	1,942	1,942
Accumulated depreciation and amortization	(297)	(280)

	$1,645	$1,662

The Company’s rental income for the six months ended June 30, 2014 and 2013 (unaudited) amounted to $126,000 and $103,000, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2014 (unaudited) and December 31, 2013 was $39,698,000 and $35,437,000, respectively.

For time deposits as of June 30, 2014 (unaudited), the scheduled maturities for each of the following five years ended June 30 are:

(In Thousands)
2015	$33,514
2016	10,898
2017	8,691
2018	15,287
2019	524

Total	$68,914

For time deposits as of December 31, 2013, the scheduled maturities for each of the following five years ended December 31 are:

(In Thousands)
2014	$35,847
2015	11,585
2016	5,829
2017	7,951
2018	3,260

Total	$64,472

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after June 30, 2014 (unaudited) are summarized as follows:

(In Thousands)
2015	$1,000
2016	500

$1,500

Maturities of advances from the FHLB for the years ending after December 31, 2013 are summarized as follows:

(In Thousands)
2014	$4,000
2015	1,000

$5,000

Interest rates range from 2.03% to 2.32% with a weighted-average interest rate of 2.21% at June 30, 2014 (unaudited). Interest rates range from .25% to 2.32% with a weighted-average interest rate of 1.27% at December 31, 2013.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
	(unaudited)		(unaudited)
Current:
Federal	$83	$52	$143	$54
State	17	12	33	14

	100	64	176	68

Deferred:
Federal	(6)	(13)	(9)	(9)
State	(1)	(4)	(2)	(1)
Change in valuation allowance	—	—	13	—

	(7)	(17)	2	(10)

Total income tax expense	$93	$47	$178	$58

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	% of Income	% of Income	% of Income	% of Income
	(unaudited)		(unaudited)
Statutory federal income tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) in tax rates resulting from:
Tax-exempt income	(3.8)	(8.4)	(4.5)	(11.8)
Other	0.7	1.8	0.7	1.5
State tax, net of federal tax benefit	3.7	3.7	4.2	4.0
Change in valuation allowance	—	—	2.7	—

Effective tax rates	34.6%	31.1%	37.1%	27.7%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
	(In Thousands)	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$300	$300
Securities capital loss carryforwards	91	4
Writedown of equity security	13	100
Interest on nonaccrual loans	26	21
Net unrealized holding loss on available-for-sale securities	45	127

Gross deferred tax assets	475	552
Valuation allowance	(14)	(1)

Gross deferred tax assets after valuation allowance	461	551

Deferred tax liabilities:
Book basis in excess of tax basis of premises and equipment	(180)	(186)

Gross deferred tax liabilities	(180)	(186)

Net deferred tax asset	$281	$365

As of June 30, 2014 (unaudited) and December 31, 2013, the Company had no operating loss and tax credit carryovers for tax purposes. As of June 30, 2014 (unaudited), the Company had capital loss carryovers of $230,000 which are due to expire in the years 2016 through 2019. As of December 31, 2013, the Company had capital loss carryovers of $12,000, $2,000 of which are due to expire in 2016 and $10,000 of which are due to expire in 2018. The capital losses can only be utilized against realized capital gains; therefore, a valuation allowance has been provided against the deferred tax benefit to the extent management deems its probable the deferred tax benefits will not be realized.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2013 and 2012, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through December 31, 2013.

NOTE 10 - EMPLOYEE BENEFITS

Through April 30, 2014, as a participating employer in the Co-operative Banks’ Employees Retirement Association (CBERA) multi-employer plan, the Company had in effect a pension plan covering substantially all eligible officers and employees. Under the plan, the Company contributed amounts so that, upon retirement, the officer or employee would receive a percent of their annual compensation as defined by the plan. As of December 31, 2013, there were 43 participating employers in the plan. The required disclosures are contained in the table below.

Name of Plan:	The Defined Benefit Plan (Plan C) of the CBERA Retirement Program

Plan’s Tax ID #:	04-6035593

Plan Number:	334

Plan Year End:	December 31, 2013	December 31, 2012

Actuarial Valuation:	January 1, 2013	January 1, 2012

FTAP Percentage:	117% (Green)	114.3% (Green)
(Funded Target Attainment Percentage)

Employer Plan Year Contributions:	$88,000	$75,000
	Did not exceed 5%	Did not exceed 5%

Funding Improvement:	The Company was not subject to any specific minimum contributions other than amounts, determined by the Trustees of the plan, that maintain the funded status of the plan in accordance with the requirements of the Pension Protection Act (PPA) and the Employee Retirement Income Security Act (ERISA).

Effective April 30, 2014, the Company suspended the plan whereby further benefits will neither accrue nor will further contributions to the plan be required. In addition, the Company withdrew from the plan effective April 30, 2014 and has no further obligations under the plan.

In addition to the pension plan, the Company also participates in a 401(k) savings plan through CBERA. Eligible employees may contribute a percentage of their salary, subject to the IRS regulations, which can be matched by the Company up to five percent of the employee’s compensation.

The Company’s pension expense under these plans was $1,000, $45,000, $48,000 and $88,000 for the three months ended June 30, 2014 and 2013 (unaudited) and six months ended June 30, 2014 and 2013 (unaudited), respectively.

NOTE 11 - OFF-BALANCE SHEET ACTIVITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but usually includes income-producing commercial properties or residential real estate.

Notional amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Commitments to originate loans	$4,323	$4,180
Unadvanced funds on loans:
Home equity lines of credit	3,213	3,848
Construction loans	2,395	1,566
Commercial lines of credit	1,470	1,771
Consumer	134	141

	$11,535	$11,506

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

In April 2012, the Company amended its agreement originally dated March 10, 2007 with a third party in which the third party is to provide the Company with data processing and other related services. The effective date of the amendment was May 1, 2012 for a seven-year term and will automatically renew for successive seven-year terms unless either party notifies the other of its intention not to renew. Each month, the Company shall pay certain minimum monthly charges, as defined in the agreement, as well as charges for any additional services provided.

NOTE 13 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of June 30, 2014 (unaudited) and December 31, 2013. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2014 (unaudited).

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in mortgage-backed securities and other debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

Other real estate owned values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair values are based on management estimates.

The following summarizes assets measured at fair value as of June 30, 2014 (unaudited) and December 31, 2013.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$1,940	$—	$1,940	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,758	—	2,758	—
Mortgage-backed securities	6,676	—	6,676	—

Totals	$11,374	$—	$11,374	$—

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,322	$—	$2,322	$—
Debt securities issued by states of the United States and political subdivisions of the states	4,372	—	4,372	—
Mortgage-backed securities	6,020	—	6,020	—
Mutual funds	782	782	—	—

Totals	$13,496	$782	$12,714	$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2014 (unaudited) and December 31, 2013, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2014 (unaudited):
Impaired loans	$544	$—	$—	$544

Totals	$544	$—	$—	$544

December 31, 2013:
Impaired loans	$1,903	$—	$—	$1,903

Totals	$1,903	$—	$—	$1,903

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2014 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,288	$11,288	$—	$—	$11,288
Interest-bearing time deposits with other banks	3,266	—	3,270	—	3,270
Available-for-sale securities	11,374	—	11,374	—	11,374
Held-to-maturity securities	216	—	267	—	267
Federal Home Loan Bank stock	732	732	—	—	732
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	128,031	—	—	130,630	130,630
Accrued interest receivable	383	383	—	—	383

Financial liabilities:
Deposits	151,604	—	152,291	—	152,291
FHLB advances	1,500	—	1,516	—	1,516

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,991	$8,991	$—	$—	$8,991
Interest-bearing time deposits with other banks	4,511	—	4,518	—	4,518
Available-for-sale securities	13,496	782	12,714	—	13,496
Held-to-maturity securities	254	—	284	—	284
Federal Home Loan Bank stock	667	667	—	—	667
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	132,923	—	—	134,272	134,272
Accrued interest receivable	399	399	—	—	399

Financial liabilities:
Deposits	153,732	—	154,278	—	154,278
FHLB advances	5,000	—	5,182	—	5,182

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of June 30, 2014 (unaudited) and December 31, 2013 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), included in equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands) (unaudited)		(In Thousands) (unaudited)
Net unrealized holding gain (loss) on available-for-sale securities	$132	$(309)	$289	$(409)
Reclassification adjustment for net realized gains in net income (1)	(63)	(2)	(68)	(7)

Other comprehensive income (loss) before income tax effect	69	(311)	221	(416)
Income tax (expense) benefit	(26)	115	(82)	155

Other comprehensive income (loss), net of tax	$43	$(196)	$139	$(261)

Accumulated other comprehensive loss as of June 30, 2014 (unaudited) and December 31, 2013 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

NOTE 16 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014 (unaudited) and December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2014 (unaudited) and December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2014 (unaudited):
Total Capital (to Risk Weighted Assets)	$13,700	14.1%	$7,783	≥	8.0%	$9,729	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	12,951	13.3	3,892	≥	4.0	5,837	≥	6.0
Tier 1 Capital (to Average Assets)	12,951	7.7	6,721	≥	4.0	8,402	≥	5.0

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	13,399	13.5	7,944	≥	8.0	9,929	≥	10.0
Tier 1 Capital (to Risk Weighted Assets)	12,650	12.7	3,972	≥	4.0	5,958	≥	6.0
Tier 1 Capital (to Average Assets)	12,650	7.5	6,759	≥	4.0	8,449	≥	5.0

NOTE 17 - PLAN OF CONVERSION

On February 25, 2014, the Board of Trustees of the Company, the Board of Directors of Conahasset Bancshares, Inc. (the “Mid-Tier Holding Company”), and the Board of Directors of the Bank adopted a plan of conversion under which the Company would convert from a mutual holding company to a stock holding company. The Mid-Tier Holding Company will convert from a Maryland corporation to a Delaware corporation, and the Company will merge with and into the Mid-Tier Holding Company with the Mid-Tier Holding Company as the resulting entity (the “MHC Merger”). Immediately after the MHC Merger, the Mid-Tier Holding Company will merge with a newly formed Stock Holding Company, Pilgrim Bancshares, Inc., a Maryland corporation (the “Stock Holding Company”), with the Stock Holding Company as the resulting entity. The Stock Holding Company (of which the Bank will become a wholly-owned subsidiary) will issue and sell shares of capital stock to eligible depositors of the Bank, the Bank’s tax-qualified employee benefit plans (including the employee stock ownership plan being established in connection with the conversion) and the public.

The merger of the Company with and into the Mid-Tier Holding Company was approved by two-thirds of the Company’s Corporators entitled to vote on July 14, 2014. The conversion to a stock holding company was approved by a majority of the members of the Company on July 23, 2014. The Bank’s regulatory agencies, including the Board of Governors of the Federal Reserve System and The Commissioner of Banks of the Commonwealth of Massachusetts, approved the conversion on August 1, 2014 and August 7, 2014, respectively.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. At June 30, 2014 (unaudited) and December 31, 2013, the Company had incurred approximately $833,000 and $2,000 in conversion costs, respectively, which are included in other assets on the consolidated balance sheet.

In connection with the plan of conversion, the Stock Holding Company plans to establish a Charitable Foundation (the “Foundation”). The Foundation will be funded with $725,000, consisting of 3.0% of the stock that is sold in the offering and the remainder in cash.

At the time of conversion from a mutual holding company to a stock holding company, the Stock Holding Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account. The liquidation accounts will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Bank and the Stock Holding Company, and only in such event, each account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the adjusted qualifying account balances then held. The Stock Holding Company and the Bank may not pay dividends if those dividends would cause regulatory capital to be reduced below applicable capital requirements or the amount required to maintain its respective liquidation account amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this Quarterly Report on Form 10-Q.

This Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Prospectus dated August 11, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 20, 2014.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total Assets. Total assets decreased $5.3 million, or 3.1%, to $166.3 million at June 30, 2014 from $171.6 million at December 31, 2013. The decrease was primarily the result of a decrease in deposits of $2.1 million as a result of customer year-end cash management, and pay-downs of short-term borrowings from the Federal Home Loan Bank of Boston of $3.5 million.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents increased $2.3 million or 25.6%, to $11.3 million at June 30, 2014 from $9.0 million at December 31, 2013. The increase in cash resulted from loan payoffs and investment sales, offset by the decrease in deposits and FHLB borrowings. Time deposits with other banks decreased $1.2 million, or 27.6%, to $3.3 million at June 30, 2014 from $4.5 million at December 31, 2013. The decrease in time deposits with other banks reflected their maturation.

Net Loans. Net loans decreased $4.9 million, or 3.7%, to $128.0 million at June 30, 2014 from $132.9 million at December 31, 2013. During the six months ended June 30, 2014, one- to four-family residential real estate loans decreased $4.0 million, or 4.3%, to $88.4 million at June 30, 2014 from $92.4 million at December 31, 2013, commercial real estate loans decreased $1.5 million, or 7.8%, to $17.9 million at June 30, 2014 from $19.4 million at December 31, 2013, multi-family loans decreased $602,000, or 6.1%, to $9.3 million at June 30, 2014 from $9.9 million at December 31, 2013, home equity loans and lines of credit decreased $658,000, or 16.6%, to $3.3 million at June 30, 2014 from $4.0 million at December 31, 2013 and consumer loans decreased $462,000, or 23.8%, to $1.5 million at June 30, 2014 from $1.9 million at December 31, 2013, while construction loans increased $1.9 million, or 53.5%, to $5.4 million at June 30, 2014 from $3.5 million at December 31, 2013 and commercial and industrial loans increased $487,000, or 19.4%, to $3.0 million at June 30, 2014 from $2.5 million at December 31, 2013. Over $10.5 million in new originations were offset by $13.6 million of loan payoffs and amortizations, and the sale of $1.8 million of mortgages to the FHLB.

Investment Securities. Investment securities classified as available-for-sale decreased $2.1 million or 15.7%, to $11.4 million at June 30, 2014 from $13.5 million at December 31, 2013, due to the redemption of a mutual fund position after being notified the fund would be closed, as well as the sale of securities. Investment securities classified as held-to-maturity decreased $38,000 or 15.0%, to $216,000 at June 30, 2014 from $254,000 at December 31, 2013 due to maturities in the ordinary course of business and a write-down of $12,000. At June 30, 2014, investment securities classified as available-for-sale consisted primarily of debt securities issued by the U.S. Treasury and U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and government-sponsored mortgage-backed securities, with a focus on suitable government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at June 30, 2014 increased $24,000, or 1.10%, compared to December 31, 2013 due to normal increases in cash surrender value.

Deposits. Deposits decreased $2.1 million, or 1.4%, to $151.6 million at June 30, 2014 from $153.7 million at December 31, 2013. During the six months ended June 30, 2014, demand deposits decreased $356,000, or 3.0%, to $11.7 million from $12.0 million, NOW account deposits decreased $2.0 million, or 10.3%, to $18.0 million from $20.0 million, savings accounts decreased $510,000, or 3.0%, to $16.8 million from $17.3 million, money market accounts decreased $3.6 million, or 9.1%, to $36.3 million from $39.9 million, while certificates of deposit increased $4.4 million, or 6.9%, to $68.9 million from $64.5 million. Our core deposits, which we consider to be our noninterest demand accounts, NOW accounts, savings accounts and money market accounts, decreased $6.6 million, or 7.4%, to $82.7 million at June 30, 2014 from $89.2 million at December 31, 2013. The decreases in core deposits reflected normal post year end activity, particularly in demand deposits and NOW accounts. The growth in certificates of deposit resulted from a promotional campaign to attract new customers to the bank and grow IRA certificate of deposit balances during tax season.

Other Liabilities. Federal Home Loan Bank advances decreased $3.5 million, or 70.0%, to $1.5 million at June 30, 2014 from $5.0 million at December 31, 2013, which reflects maturation of short-term and long-term borrowings. Other liabilities, which include interest payable, accruals for employee pension and medical plans and normal accruals for expenses, decreased $48,000, or 15.0%, to $272,000 at June 30, 2014 from $320,000 at December 31, 2013.

Total Equity. Total equity increased $440,000, or 3.5%, to $12.9 million at June 30, 2014 from $12.5 million at December 31, 2013. The increase resulted from net income of $301,000 during the six months ended June 30, 2014, and a decrease of $139,000 in accumulated other comprehensive loss due to a decrease in the net unrealized loss position of our available-for-sale investment securities portfolio.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2014			At December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential(1)	$5	$—	$1,393	$—	$240	$2,075
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Home equity loans and lines of credit	123	—	—	—	—	—
Construction	—	—	—	—	—	—

Total real estate	128		1,393	—	240	2,075
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total loans	$128	$—	$1,393	$—	$240	$2,075

(1)	There were no delinquent non-owner occupied residential real estate loans at June 30, 2014 or December 31, 2013.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2014 and December 31, 2013. The classified assets total includes $1.7 million and $2.3 million of non-performing loans, respectively. The related specific valuation allowance in the allowance for loan losses for such non-performing loans was $82,000 at each of June 30, 2014 and December 31, 2013.

	At June 30, 2014	At December 31, 2013
	(In thousands)
Classified assets:
Substandard:
Loans(1)	$5,126	$6,604
Securities	153	182
Other real estate owned	—	—

Total substandard	5,279	6,786
Doubtful	—	—
Loss	—	—
Other real estate owned	—	—

Total classified assets	$5,279	$6,786

Special mention	$1,075	$434

(1)	Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets from December 31, 2013 to June 30, 2014 was the result of loan payoffs, loan and securities amortization from contractual payments, one security write-down, and loan status upgrades based upon sustained performance with original or modified terms. Included in the upgrades are loans that are no longer designated as non-accrual as a result of sustained performance. Payoffs totaled $700,000 and upgrades totaled $800,000 since year end. The reduction in classified substandard loans resulted in the increase in the special mention category.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated. The information reflects net charge-offs but not specific reserves. Troubled debt restructurings include loans where the borrower is experiencing financial difficulty and for which either a portion of interest or principal has been forgiven or an extension of term granted, or for which the loans were modified at interest rates materially less than current market rates.

	At June 30, 2014	At December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,654	$2,344
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	8
Construction	—	—

Total real estate	1,654	2,352
Commercial and industrial loans	—	—
Consumer loans	—	—

Total non-accrual loans	1,654	2,352

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total real estate	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	—	—

Total of nonaccrual loans and accruing loans 90 days or more past due	1,654	2,352

Other real estate owned:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total other real estate owned	—	—

Other non-performing assets	—	—

Total non-performing assets	1,654	2,352

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	4,478	3,908
Commercial	699	703
Multi-family	—	—
Other	—	—

Total real estate	5,177	4,611
Commercial and industrial loans	—	—
Consumer loans	—	—

Total troubled debt restructurings	5,177	4,611

Total non-performing loans and troubled debt restructurings	$6,831	$6,963

Non-performing loans to total loans	1.28%	1.76%
Non-performing assets to total assets	0.99%	1.37%
Non-performing assets and troubled debt restructurings to total assets	4.11%	4.06%

(1)	There were no non-performing non-owner occupied residential real estate loans at June 30, 2014 or December 31, 2013.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at June 30, 2014 or December 31, 2013.

Interest income that would have been recorded for the six months ended June 30, 2014, had non-accruing loans been current according to their original terms amounted to $32,000. Interest of approximately $11,000 related to these loans was included in interest income for the six months ended June 30, 2014.

Non-performing loans totaled $1.7 million at June 30, 2014, and consisted of four loans, all owner occupied one- to four- family residential first and second mortgage loans. Our largest non-performing loan was a $1.4 million one- to four-family residential loan secured by property located in Connecticut that was in foreclosure proceedings at June 30, 2014. We had no non-performing commercial real estate and multi-family loans at June 30, 2014. We had no foreclosed real estate at June 30, 2014.

Other Loans of Concern. There were no other loans at June 30, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General. Net income for the three months ended June 30, 2014 was $175,000, compared to net income of $104,000 for the three months ended June 30, 2013. The increase in net income was primarily due to a decrease in provision for loan loss of $93,000, and an increase in gain on sale of mortgages of $33,000.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income for the three months ended June 30, 2014 decreased $53,000, or 3.5%, to $1.48 million compared to $1.53 million for the three months ended June 30, 2013. The decrease in interest income was the result of recognition of interest income adjustments on non-accrual loans in the quarter ended June 30, 2013 and decrease in interest on investment securities and interest earning deposits. The average balance of loans during the three months ended June 30, 2014 increased $9.6 million to $131.3 million from $121.7 million for the three months ended June 30, 2013, while the average yield on loans decreased by 45 basis points to 4.25% for the three months ended June 30, 2014 from 4.70% for the three months ended June 30, 2013. The decrease in yield reflected the lower market rates for originated loans in 2014 compared to 2013 as well as the impact on loan interest income on nonaccrual loans in 2013. The average balance of investment securities decreased $500,000 to $12.8 million for the three months ended June 30, 2014 from $13.3 million for the three months ended June 30, 2013, and the yield on investment securities (on a tax-equivalent basis) decreased by 8 basis points to 2.37% for the three months ended June 30, 2014 from 2.48% for the three months ended June 30, 2013.

Interest Expense. Total interest expense decreased $29,000, or 9.6%, to $272,000 for the three months ended June 30, 2014 from $301,000 for the three months ended June 30, 2013. Interest expense on interest-bearing deposit accounts decreased $27,000, or 9.5%, to $258,000 for the three months ended June 30, 2014 from $285,000 for the three months ended June 30, 2013. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates and overall deposit reduction.

Interest expense on Federal Home Loan Bank of Boston advances decreased $2,000, or 12.5%, to $14,000 for the three months ended June 30, 2014 from $16,000 for the three months ended June 30, 2013. The average balance of advances increased by $2.2 million, or 69.2%, to $5.4 million for the three months ended June 30, 2014 from $3.2 million for the three months ended June 30, 2013, as we drew short-term advances and used the cash for funding loan production, deposit withdrawals and operating cash management. The cost of funds decreased 98 basis points to 1.04% for the three months ended June 30, 2014 from 2.02% for the three months ended June 30, 2013.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income decreased $24,000, or 1.9%, for the three months ended June 30, 2014 from the three months ended June 30, 2013. The decrease resulted primarily from a $53,000 decrease in interest income offset by a $29,000 decrease in interest expense. Our average interest-earning assets decreased $4.9 million to $156.5 million for the three months ended June 30, 2014 from $161.4 million for the three months ended June 30, 2013, but our net interest rate spread increased 2 basis points to 3.03% for the three months ended June 30, 2014 from 3.01% for the three months ended June 30, 2013. Our net interest margin increased 3 basis points to 3.09% for the three months ended June 30, 2014 from 3.06% for the three months ended June 30, 2013. The improvement in our interest rate spread and net interest margin reflected the shift of earning assets to loans from interest bearing deposits in addition to reduction in deposits combined with the repricing of our interest-bearing liabilities in a decreasing interest rate environment. In addition, we benefited from the re-pricing of long-term certificates of deposit at maturity in the ordinary course.

Provision for Loan Losses. Based on our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended June 30, 2014, compared to a provision of $93,000 for the three months ended June 30, 2013. We analyze our allowance for loan losses on a monthly basis and we expect to resume recording provisions for loan losses when consistent with our loan origination and credit risk. The fact that we did not record a provision for loan losses for the three months ended June 30, 2014 was due to the adequacy of our allowance for loan losses based on credit risk. Net charge-offs were $0 for the three months ended June 30, 2014 and June 30, 2013. The allowance for loan losses was $742,000 or 0.58% of total loans at June 30, 2014 compared to $873,000, or 0.67% of total loans at June 30, 2013. Total non-performing loans were $1.7 million at June 30, 2014 compared to $2.5 million at June 30, 2013. As a percentage of non-performing loans, the allowance for loan losses was 44.86% at June 30, 2014 compared to 35.47% at June 30, 2013. This increase is due primarily to the reduction in non-performing loans at June 30, 2014. Total classified loans were $5.1 million at June 30, 2014 compared to $7.9 million at June 30, 2013. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at June 30, 2014 and June 30, 2013.

Noninterest Income. Noninterest income increased $48,000, or 28.4%, to $217,000 for the three months ended June 30, 2014 from $169,000 for the three months ended June 30, 2013. The increase was due to an increase in gains on the sale of securities of $61,000 to $63,000 for the three months ended June 30, 2014 from $2,000 for the three months ended June 30, 2013, an increase in gains on the sale of mortgages of $33,000 to $33,000 for the three months ended June 30, 2014 from $0 for the three months ended June 30, 2013, and an increase in rental income of $16,000 to $67,000 for the three months ended June 30, 2014 from $51,000 for the three months ended June 30, 2013. These increases were offset by a decrease in the gain on sales of OREO property of $57,000 recognized for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Noninterest Expense. Noninterest expense was flat at $1.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Decreases in FDIC assessments of $35,000, and salaries and employee benefits expense of $18,000, were offset by increases in occupancy and equipment expense of $10,000, advertising and public relations expense of $10,000, data processing expense of $8,000 and an increase in other expenses of $27,000.

Income Taxes. Income tax expense was $93,000 for the three months ended June 30, 2014 compared to $47,000 for the three months ended June 30, 2013. The effective tax rate as a percent of pre-tax income was 34.6% and 31.1% for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate for the three months ended June 30, 2014 was due to an increase in income before taxes to $268,000 from $151,000. We performed an evaluation of our deferred tax assets at June 30, 2014 and June 30, 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At each of June 30, 2014 and June 30, 2013, our deferred tax asset valuation allowance was $14,000 and $381,000, respectively, reducing our net deferred tax asset to $281,000 and $323,000, respectively, at those dates. The deferred tax asset valuation allowance relates to uncertainty regarding the utilization of the capital loss carry forwards related to security sales. At June 30, 2014, capital loss carryovers were $230,000, which are due to expire in the years 2016 through 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013

General. Net income for the six months ended June 30, 2014 was $301,000, compared to net income of $152,000 for the six months ended June 30, 2013. The increase in net income was primarily due to a $156,000 increase in net interest income as a result of increased loans and lower deposit costs and a decrease in the provision for loan losses of $129,000, offset by an increase in total noninterest expenses of $16,000.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income for the six months ended June 30, 2014 increased $75,000, or 2.6%, to $3.0 million compared to $3.0 million for the six months ended June 30, 2013. The increase in interest income was the result of a $119,000 increase in interest on loans offset by a $44,000 decrease in interest on investment securities and interest earning deposits. The average balance of loans during the six months ended June 30, 2014 increased $14.3 million to $132.6 million from $118.3 million for the six months ended June 30, 2013, while the average yield on loans decreased by 33 basis points to 4.31% for the six months ended June 30, 2014 from 4.64% for the six months ended June 30, 2013. The decrease in yield reflected the lower market rates for originated loans in 2014 compared to 2013. The average balance of investment securities decreased $1.5 million to $12.9 million for the six months ended June 30, 2014 from $14.4 million for the six months ended June 30, 2013, and the yield on investment securities (on a tax-equivalent basis) remained flat at 2.41% for the six months ended June 30, 2014 and six months ended June 30, 2013.

Interest Expense. Total interest expense decreased $78,000, or 12.7%, to $534,000 for the six months ended June 30, 2014 from $612,000 for the six months ended June 30, 2013. Interest expense on interest-bearing deposit accounts decreased $76,000 or 13.1%, to $504,000 for the six months ended June 30, 2014 from $580,000 for the six months ended June 30, 2013. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates and overall deposit reduction.

Interest expense on Federal Home Loan Bank of Boston advances decreased $2,000, or 6.3%, to $30,000 for the six months ended June 30, 2014 from $32,000 for the six months ended June 30, 2013. The average balance of advances increased by $2.8 million to $6.0 million for the six months ended June 30, 2014 from $3.2 million for the six months ended June 30, 2013, as we drew short-term advances and used the cash for funding loan production, deposit withdrawals and operating cash management. The cost of funds decreased 98 basis points to 1.01% for the six months ended June 30, 2014 from 1.99% for the six months ended June 30, 2013.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $153,000, or 6.5%, for the six months ended June 30, 2014 from the six months ended June 30, 2013. The increase resulted from a $75,000 increase in interest income and a $78,000 decrease in interest expense. Our average interest-earning assets decreased $4.1 million to $156.7 million for the six months ended June 30, 2014 from $160.8 million for the six months ended June 30, 2013, but our net interest rate spread increased 26 basis points to 3.14% for the six months ended June 30, 2014 from 2.88% for the six months ended June 30, 2013. Our net interest margin increased 27 basis points to 3.20% for the six months ended June 30, 2014 from 2.93% for the six months ended June 30, 2013. The improvement in our interest rate spread and net interest margin reflected the shift of earning assets to loans from interest bearing deposits in addition to reduction in deposits combined with the re-pricing of our interest-bearing liabilities in a decreasing interest rate environment. In addition, we benefited from the re-pricing of long-term certificates of deposit at maturity in the ordinary course.

Provision for Loan Losses. Based on our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the six months ended June 30, 2014, compared to a provision of $129,000 for the six months ended June 30, 2013. We analyze our allowance for loan losses on a monthly basis and we expect to resume recording provisions for loan losses when consistent with our loan origination and credit risk. The fact that we did not record a provision for loan losses for the six months ended June 30, 2014 reflected net charge-offs of $0 for the six months ended June 30, 2014 compared to net charge-offs of $43,000 for the six months ended June 30, 2013. The allowance for loan losses was $742,000 or 0.58% of total loans at June 30, 2014 compared to $873,000, or 0.67% of total loans at June 30, 2013. Total non-performing loans were $1.7 million at June 30, 2014 compared to $2.5 million at June 30, 2013. As a percentage of non-performing loans, the allowance for loan losses was 44.86% at June 30, 2014 compared to 35.47% at June 30, 2013. This increase is due primarily to the reduction in non-performing loans at June 30, 2014. Total classified loans were $5.1 million at June 30, 2014 compared to $7.9 million at June 30, 2013. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at June 30, 2014 and June 30, 2013.

Noninterest Income. Noninterest income of $355,000 for the six months ended June 30, 2014 was flat compared to the six months ended June 30, 2013. Increases were recognized in gains on the sale of securities of $61,000 to $68,000 for the six months ended June 30, 2014 from $7,000 for the six months ended June 30, 2013, gains on the sale of mortgages of $48,000 to $48,000 for the six months ended June 30, 2014 from $0 for the six months ended June 30, 2013, and in rental income of $23,000 to $126,000 for the six months ended June 30, 2014 from $103,000 for the six months ended June 30, 2013. These increases were offset by a decrease in the gain on sales of OREO property of $121,000 recognized for the six months ended June 30, 2013.

Noninterest Expense. Noninterest expense increased $16,000 to $2.4 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2013. Increases in salaries and employee benefits expense of $33,000, occupancy and equipment expense of $20,000 and data processing expense of $20,000 were offset by a decrease in FDIC assessments of $56,000.

Income Taxes. Income tax expense was $178,000 for the six months ended June 30, 2014 compared to $58,000 for the six months ended June 30, 2013. The effective tax rate as a percent of pre-tax income was 37.1% and 27.7% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate for the six months ended June 30, 2014 was due to an increase in income before taxes to $479,000 from $210,000. We performed an evaluation of our deferred tax assets at June 30, 2014 and June 30, 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At each of June 30, 2014 and June 30, 2013, our deferred tax asset valuation allowance was $14,000 and $381,000, respectively, reducing our net deferred tax asset to $281,000 and $323,000, respectively, at those dates. The deferred tax asset valuation allowance relates to uncertainty regarding the utilization of the capital loss carry forwards related to security sales. At June 30, 2014, capital loss carryovers were $230,000, which are due to expire in the years 2016 through 2019.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at June 30, 2014 and for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-free interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

Interest-earning assets:
Loans	$131,302	$1,394	4.25%	$121,745	$1,431	4.70%
Interest-earning deposits	11,320	10	0.35%	25,314	21	0.33%
Investment securities(2)	12,795	76	2.37%	13,292	82	2.48%
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	1,097	2	0.73%	1,024	1	0.39%

Total interest-earning assets	156,514	1,482	3.79%	161,375	1,535	3.81%

Noninterest-earning assets	11,816			11,290

Total assets	$168,330			$172,665

Interest-bearing liabilities:
Savings accounts	$16,167	8	0.20%	$17,599	9	0.20%
NOW accounts	18,431	5	0.11%	19,260	5	0.10%
Money market accounts	36,578	35	0.38%	39,822	39	0.39%
Certificates of deposit	67,389	210	1.25%	71,026	232	1.31%

Total interest-bearing deposits	138,565	258	0.74%	147,707	285	0.77%
Federal Home Loan Bank advances	5,363	14	1.04%	3,169	16	2.02%

Total interest-bearing liabilities	143,928	272	0.76%	150,876	301	0.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	11,178			9,132
Other noninterest-bearing liabilities	330			237

Total noninterest-bearing liabilities	11,508			9,369

Total liabilities	155,436			160,245
Total equity	12,894			12,420

Total liabilities and total equity	$168,330			$172,665

Net interest income		$1,210			$1,234

Net interest rate spread(3)			3.03%			3.01%
Net interest-earning assets(4)	$12,586			$10,499

Net interest margin(5)			3.09%			3.06%
Average interest-earning assets to interest-bearing liabilities	108.74%			106.96%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $12,000 and $14,000 was applied to tax-exempt income for the three months ended June 30, 2014 and June 30, 2013, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

Interest-earning assets:
Loans	$132,631	$2,860	4.31%	$118,272	$2,741	4.64%
Interest-earning deposits	10,115	19	0.38%	27,119	48	0.35%
Investment securities(2)	12,917	156	2.41%	14,379	174	2.41%
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	1,077	5	0.93%	1,069	2	0.37%

Total interest-earning assets	156,740	3,040	3.88%	160,839	2,965	3.69%

Noninterest-earning assets	11,571			11,605

Total assets	$168,311			$172,444

Interest-bearing liabilities:
Savings accounts	$16,245	16	0.20%	$17,532	17	0.19%
NOW accounts	18,285	9	0.10%	18,895	9	0.10%
Money market accounts	36,900	70	0.38%	40,404	86	0.43%
Certificates of deposit	66,349	409	1.23%	70,841	468	1.32%

Total interest-bearing deposits	137,779	504	0.73%	147,672	580	0.79%
Federal Home Loan Bank advances	5,967	30	1.01%	3,210	32	1.99%

Total interest-bearing liabilities	143,746	534	0.74%	150,882	612	0.81%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	11,431			8,952
Other noninterest-bearing liabilities	344			234

Total noninterest-bearing liabilities	11,775			9,186

Total liabilities	155,521			160,068
Total equity	12,790			12,376

Total liabilities and total equity	$168,311			$172,444

Net interest income		$2,506			$2,353

Net interest rate spread(3)			3.14%			2.88%
Net interest-earning assets(4)	$12,994			$9,957

Net interest margin(5)			3.20%			2.93%
Average interest-earning assets to interest-bearing liabilities	109.04%			106.60%

(6)	Yields and rates are annualized.
(7)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $27,000 and $30,000 was applied to tax-exempt income for the six months ended June 30, 2014 and June 30, 2013, respectively.
(8)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(9)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(10)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, proceeds from maturities and calls of securities, maturities of certificate of deposit investments and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) provided by operating activities was $(417,000), and $512,000 for the six months ended June 30, 2014 and June 30, 2013, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $8.3 million, and $(13.7) million for the six months ended June 30, 2014 and June 30, 2013, respectively. During the six months ended June 30, 2014, we purchased $1.2 million and sold $3.3 million in securities held as available-for-sale, and during the six months ended June 30, 2013, we purchased $2.9 million and sold $4.7 million in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $(5.6) million, and $(2.1) million for the six months ended June 30, 2014 and June 30, 2013, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

At June 30, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $13.0 million, or 7.7% of average assets, which is above the well capitalized level of $8.4 million, or 5.00%; and total risk-based capital of $13.7 million, or 14.1% of risk-weighted assets, which is above the well capitalized level of $9.7 million, or 10.00%. At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.7 million, or 7.5% of average assets, which is above the well capitalized level of $8.4 million, or 5.00%; and total risk-based capital of $13.4 million, or 13.5% of risk-weighted assets, which is above the well capitalized level of $9.9 million, or 10.00%. Accordingly, Pilgrim Bank was categorized as well capitalized at June 30, 2014 and December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June, 2014, we had outstanding commitments to originate loans of $4.3 million and unadvanced funds on loans of $7.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2014 totaled $33.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures above market risk are not required by smaller reporting companies, such as the Company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: September 23, 2014	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: September 23, 2014	/s/ Christopher G. McCourt
Christopher G. McCourt Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*

3.2	Bylaws of Pilgrim Bancshares, Inc.*

31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements**†

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	To be provided by amendment.