Form 10-Q/A
period 2014-06-30
Pilgrim Bancshares, Inc.
filed 2014-10-03
CIK 1601347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Pilgrim Bancshares, Inc. for the quarterly period ended June 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 23, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: October 3, 2014	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: October 3, 2014	/s/ Christopher G. McCourt
Christopher G. McCourt
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*

3.2	Bylaws of Pilgrim Bancshares, Inc.*

31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements**

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485)
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.