Form 10-Q
period 2014-09-30
Pilgrim Bancshares, Inc.
filed 2014-11-14
CIK 1601347

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-55290

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 12, 2014, 2,247,589 shares of the Registrant’s Common Stock, par value of $0.01 per share, were issued and outstanding.

Pilgrim Bancshares, Inc.

Form 10-Q

EXPLANATORY NOTE

Pilgrim Bancshares, Inc., a Maryland corporation, was formed on February 27, 2014 to serve as the stock holding company for Pilgrim Bank, a Massachusetts-chartered co-operative bank (the “Bank”), as part of the mutual-to-stock conversion of Conahasset Bancshares, MHC, the former mutual holding company of the Bank. As of September 30, 2014, the conversion had not been completed, and, as of that date, Pilgrim Bancshares, Inc. had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Conahasset Bancshares, MHC on a consolidated basis is included in this Quarterly Report on Form 10-Q. The conversion was completed on October 10, 2014.

Part I. - Financial Information

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$1,618	$1,671
Interest-bearing demand deposits with other banks	33,038	7,320

Cash and cash equivalents	34,656	8,991
Interest-bearing time deposits with other banks	2,823	4,511
Investments in available-for-sale securities (at fair value)	12,569	13,496
Investments in held-to-maturity securities (fair value of $253 at September 30, 2014 (unaudited), and $284 at December 31, 2013)	203	254
Federal Home Loan Bank stock, at cost	694	667
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $743 at September 30, 2014 (unaudited), and $742 at December 31, 2013	131,881	132,923
Premises and equipment, net	5,470	5,571
Investment in real estate, net	1,634	1,662
Accrued interest receivable	458	399
Deferred income tax asset, net	284	365
Bank-owned life insurance	2,217	2,181
Other assets	1,257	152

Total assets	$194,530	$171,556

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$12,501	$12,023
Interest-bearing	167,693	141,709

Total deposits	180,194	153,732
Federal Home Loan Bank advances	1,000	5,000
Other liabilities	280	320

Total liabilities	181,474	159,052

Equity:
Retained earnings	13,150	12,718
Accumulated other comprehensive loss	(94)	(214)

Total equity	13,056	12,504

Total liabilities and equity	$194,530	$171,556

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,414	$1,429	$4,274	$4,170
Interest on debt securities:
Taxable	47	47	136	146
Tax-exempt	15	22	55	67
Other interest and dividends	13	15	37	65

Total interest and dividend income	1,489	1,513	4,502	4,448

Interest expense:
Interest on deposits	266	273	770	853
Interest on Federal Home Loan Bank advances	7	16	37	49

Total interest expense	273	289	807	902

Net interest and dividend income	1,216	1,224	3,695	3,546
Provision for loan losses	—	36	—	165

Net interest and dividend income after provision for loan losses	1,216	1,188	3,695	3,381

Noninterest income:
Service charges on deposit accounts	29	36	90	104
Net gain on sales and calls of securities	1	1	69	8
Writedown of securities (includes losses of $12 and $12, net of $0 and $0 recognized in other comprehensive income for the nine month period ended September 30, 2014 and 2013, respectively, before taxes)	—	—	(12)	(12)
Gain on sales of loans, net	—	—	48	—
Rental income	67	50	193	153
Other income	31	34	95	224

Total noninterest income	128	121	483	477

Noninterest expense:
Salaries and employee benefits	649	646	2,005	1,969
Occupancy expense	110	112	369	355
Equipment expense	45	44	124	120
Data processing expense	98	82	285	249
Professional fees	79	67	213	202
FDIC assessment	36	59	97	176
Communications expense	29	24	88	71
Advertising and public relations expense	16	13	61	55
Insurance expense	17	17	50	49
Supplies expense	14	15	45	39
Other expense	51	44	162	177

Total noninterest expense	1,144	1,123	3,499	3,462

Income before income taxes	200	186	679	396
Income tax expense	69	61	247	119

Net income	$131	$125	$432	$277

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$131	$125	$432	$277

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	$(29)	$(91)	$261	$(501)
Reclassification adjustment for net realized gains in net income(1)	(1)	(1)	(69)	(8)

Other comprehensive (loss) income before income tax effect	(30)	(92)	192	(509)
Income tax benefit (expense)	11	33	(72)	190

Other comprehensive (loss) income, net of tax	(19)	(59)	120	(319)

Comprehensive income (loss)	$112	$66	$552	$(42)

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows; the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2014 and 2013 (unaudited)

(In Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$12,350	$24	$12,374
Net income	277	—	277
Other comprehensive loss, net of tax effect	—	(319)	(319)

Balance, September 30, 2013 (unaudited)	$12,627	$(295)	$12,332

Balance, December 31, 2013	$12,718	$(214)	$12,504
Net income	432	—	432
Other comprehensive income, net of tax effect	—	120	120

Balance, September 30, 2014 (unaudited)	$13,150	$(94)	$13,056

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$432	$277
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Capitalized interest - interest-bearing time deposits	(5)	(15)
Amortization of securities, net	70	97
Net gain on sales and calls of securities	(69)	(8)
Loans originated for sale	(1,800)	—
Proceeds from sales of loans originated for sale	1,848	—
Gain on sales of loans	(48)	—
Writedown of securities	12	12
Provision for loan losses	—	165
Change in deferred origination fees, costs and discounts, excluding purchase discounts	(9)	(317)
Gain on sale of other real estate owned	—	(121)
Writedown of other real estate owned	—	229
Depreciation and amortization	248	241
Increase in accrued interest receivable	(59)	(12)
(Increase) decrease in other assets	(1,096)	209
(Increase) decrease in prepaid expenses	(9)	160
Deferred tax expense (benefit)	9	(165)
Increase in bank-owned life insurance	(36)	(43)
(Decrease) increase in other liabilities	(39)	88
(Decrease) increase in accrued expenses	—	84

Net cash (used in) provided by operating activities	(551)	881

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	1,693	3,997
Purchase of Federal Home Loan Bank stock	(170)	(26)
Redemption of Federal Home Loan Bank stock	143	116
Purchases of available-for-sale securities	(2,797)	(3,897)
Proceeds from maturities of available-for-sale securities	1,191	1,530
Proceeds from sales of available-for-sale securities	2,718	3,575
Principal payments received on held-to-maturity securities	45	95
Loan principal collections and originations, net	7,812	(6,524)
Loans purchased	(6,763)	(11,037)
Recoveries on loans previously charged off	1	5
Capital expenditures	(119)	(187)
Proceeds from the sale of other real estate owned	—	922

Net cash provided by (used in) investing activities	3,754	(11,431)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	22,702	(1,016)
Net increase (decrease) in time deposits	3,760	(1,999)
Payments on Federal Home Loan Bank long-term advances	(1,500)	(751)
Net change in short-term Federal Home Loan Bank advances	(2,500)	3,000

Net cash provided by (used in) financing activities	22,462	(766)

Net increase (decrease) in cash and cash equivalents	25,665	(11,316)
Cash and cash equivalents at beginning of period	8,991	21,141

Cash and cash equivalents at end of period	$34,656	$9,825

Supplemental disclosures:
Interest paid	$812	$902
Income taxes paid	186	55
Transfer from loans to other real estate owned	—	785

The accompanying notes are an integral part of these consolidated financial statements.

CONAHASSET BANCSHARES, MHC AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Conahasset Bancshares, MHC (the “Company”), a Massachusetts chartered mutual holding company, and its wholly-owned subsidiary, Conahasset Bancshares, Inc., a Maryland chartered mid-tier stock holding company, were formed on January 26, 2010. Pilgrim Bank (the “Bank”) is a wholly-owned subsidiary of Conahasset Bancshares, Inc. The Company is headquartered in Cohasset, Massachusetts.

The Bank is a Massachusetts-chartered stock bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of September 30, 2014 and for the interim periods ended September 30, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Conahasset Bancshares, Inc. and its wholly owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 48 South Main Street Corporation, which was formed to hold securities for its own account, and 800 CJC Realty Corporation, which was formed to invest in and develop residential and commercial property. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of September 30, 2014 (unaudited) and December 31, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s assessment. The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
September 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$1,984	$—	$46	$1,938
Debt securities issued by states of the United States and political subdivisions of the states	3,210	3	34	3,179
Mortgage-backed securities	7,524	30	102	7,452

	$12,718	$33	$182	$12,569

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,460	$—	$138	$2,322
Debt securities issued by states of the United States and political subdivisions of the states	4,447	45	120	4,372
Mortgage-backed securities	6,148	27	155	6,020
Mutual funds	782	—	—	782

	$13,837	$72	$413	$13,496

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity securities:
September 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$25	$—	$1	$24
Mortgage-backed securities	178	51	—	229

	$203	$51	$1	$253

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$26	$—	$1	$25
Mortgage-backed securities	228	43	12	259

	$254	$43	$13	$284

The scheduled maturities of debt securities were as follows as of September 30, 2014 (unaudited):

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
	(In Thousands)
Due within one year	$662	$—	$—
Due after one year through five years	1,462	25	24
Due after five years through ten years	1,472	—	—
Due after ten years	1,521	—	—
Mortgage-backed securities	7,452	178	229

	$12,569	$203	$253

The scheduled maturities of debt securities were as follows as of December 31, 2013:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
	(In Thousands)
Due within one year	$659	$—	$—
Due after one year through five years	2,265	26	25
Due after five years through ten years	1,766	—	—
Due after ten years	2,004	—	—
Mortgage-backed securities	6,020	228	259

	$12,714	$254	$284

Proceeds from sales of available-for-sale securities during the nine months ended September 30, 2014 (unaudited) were $2,718,000 with gross realized gains of $69,000 and gross realized losses of $0. Proceeds from sales of available-for-sale securities during the nine months ended September 30, 2013 (unaudited) were $3,575,000 with gross realized gains of $37,000 and gross realized losses of $29,000. The tax expense applicable to these net realized gains for each of the nine month periods ended September 30, 2014 and 2013 (unaudited) amounted to $25,000 and $2,000, respectively.

As of September 30, 2014 (unaudited) and December 31, 2013, there were no securities whose aggregate carrying amount exceeded 10% of equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$—	$—	$1,962	$47	$1,962	$47
Debt securities issued by states of the United States and political subdivisions of the states	291	2	1,485	32	1,776	34
Mortgage-backed securities	1,743	12	2,751	90	4,494	102

Total temporarily impaired securities	2,034	14	6,198	169	8,232	183
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	7	—	7	—

Total temporarily impaired and other-than-temporarily impaired securities	$2,034	$14	$6,205	$169	$8,239	$183

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,322	$138	$25	$1	$2,347	$139
Debt securities issued by states of the United States and political subdivisions of the states	686	55	926	65	1,612	120
Mortgage-backed securities	2,701	75	1,058	79	3,759	154

Total temporarily impaired securities	5,709	268	2,009	145	7,718	413
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	7	13	7	13

Total temporarily impaired and other-than-temporarily impaired securities	$5,709	$268	$2,016	$158	$7,725	$426

As of September 30, 2014 (unaudited), and December 31, 2013 investment securities with unrealized losses consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and government-sponsored agencies, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

The following table summarizes other-than-temporary impairment losses on securities for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Non-Agency Mortgage-Backed Securities	Non-Agency Mortgage-Backed Securities	Non-Agency Mortgage-Backed Securities	Non-Agency Mortgage-Backed Securities
	(unaudited)
	(In Thousands)
Total other-than-temporary impairment losses	$—	$—	$12	$12
Less: unrealized other-than-temporary losses recognized in other comprehensive income(1)	—	—	—	—

Net impairment losses recognized in earnings(2)	$—	$—	$12	$12

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

For the nine months ended September 30, 2014 and September 30, 2013 (unaudited), debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of non-agency mortgage-backed securities. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 4 - LOANS

Loans consisted of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Real estate loans:
One- to four-family residential	$90,418	$92,383
Commercial	17,991	19,380
Multi-family	9,227	9,882
Home equity loans and lines of credit	3,196	3,976
Construction	6,091	3,513
Commercial and industrial loans	2,949	2,506
Consumer loans:
Consumer line of credit	20	19
Other consumer loans	2,636	1,919

	132,528	133,578
Net deferred loan origination fees, costs and discounts	96	87
Allowance for loan losses	(743)	(742)

Net loans	$131,881	$132,923

The following tables set forth information regarding the allowance for loan losses as of and for the nine months ended September 30, 2014 and 2013 (unaudited):

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
September 30, 2014 (unaudited):
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	—	1
(Benefit) provision	(8)	(49)	—	7	72	(7)	(1)	6	(20)	—

Ending balance	$316	$146	$51	$37	$121	$9	$—	$26	$37	$743

Ending balance:
Individually evaluated for impairment	$42	$—	$—	$—	$—	$—	$—	$—	$—	$42
Ending balance:
Collectively evaluated for impairment	274	146	51	37	121	9	—	26	37	701

Total allowance for loan losses ending balance	$316	$146	$51	$37	$121	$9	$—	$26	$37	$743

Loans:
Ending balance:
Individually evaluated for impairment	$6,078	$697	$—	$—	$—	$—	$—	$—	$—	$6,775
Ending balance:
Collectively evaluated for impairment	84,340	17,294	9,227	3,196	6,091	2,949	20	2,636	—	125,753

Total loans ending balance	$90,418	$17,991	$9,227	$3,196	$6,091	$2,949	$20	$2,636	$—	$132,528

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
September 30, 2013 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$152	$35	$46	$50	$7	$2	$37	$97	$788
Charge-offs	(50)	—	—	—	—	—	—	—	—	(50)
Recoveries	5	—	—	—	—	—	—	—	—	5
Provision (benefit)	49	12	22	(27)	2	8	(1)	(10)	110	165

Ending balance	$366	$164	$57	$19	$52	$15	$1	$27	$207	$908

The following table set forth information regarding the allowance for loan losses as of and for the year ended December 31:

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$362	$152	$35	$46	$50	$7	$2	$37	$97	$788
Charge-offs	(48)	—	—	—	—	—	—	(3)	—	(51)
Recoveries	—	—	—	—	—	—	—	5	—	5
Provision (benefit)	9	43	16	(16)	(1)	9	(1)	(19)	(40)	—

Ending balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742

Ending balance:
Individually evaluated for impairment	$80	$—	$—	$—	$—	$—	$—	$—	$—	$80
Ending balance:
Collectively evaluated for impairment	243	195	51	30	49	16	1	20	57	662

Total allowance for loan losses ending balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742

Loans:
Ending balance:
Individually evaluated for impairment	$6,126	$703	$—	$—	$—	$—	$—	$—	$—	$6,829
Ending balance:
Collectively evaluated for impairment	86,257	18,677	9,882	3,976	3,513	2,506	19	1,919	—	126,749

Total loans ending balance	$92,383	$19,380	$9,882	$3,976	$3,513	$2,506	$19	$1,919	$—	$133,578

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
September 30, 2014 (unaudited):
Real estate loans:
One- to four-family residential	$—	$—	$1,393	$1,393	$89,025	$90,418	$—	$1,422
Commercial	—	—	—	—	17,991	17,991	—	—
Multi-family	941	—	—	941	8,286	9,227	—	—
Home equity loans and lines of credit	—	—	—	—	3,196	3,196	—	—
Construction	—	—	—	—	6,091	6,091	—	—
Commercial and industrial loans	—	—	—	—	2,949	2,949	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	20	20	—	—
Other consumer	16	—	—	16	2,620	2,636	—	—

Total	$957	$—	$1,393	$2,350	$130,178	$132,528	$—	$1,422

December 31, 2013:
Real estate loans:
One- to four-family residential	$—	$240	$2,075	$2,315	$90,068	$92,383	$—	$2,344
Commercial	—	—	—	—	19,380	19,380	—	—
Multi-family	—	—	—	—	9,882	9,882	—	—
Home equity loans and lines of credit	—	—	—	—	3,976	3,976	—	8
Construction	—	—	—	—	3,513	3,513	—	—
Commercial and industrial loans	—	—	—	—	2,506	2,506	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	19	19	—	—
Other consumer	—	—	—	—	1,919	1,919	—	—

Total	$—	$240	$2,075	$2,315	$131,263	$133,578	$—	$2,352

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality - Subsequent Measurement,” is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
September 30, 2014 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,491	$5,491	$—	$5,515	$171
Commercial	697	697	—	700	39

Total impaired with no related allowance	$6,188	$6,188	$—	$6,215	$210

With an allowance recorded:
Real estate loans:
One- to four-family residential	$587	$587	$42	$590	$18
Commercial	—	—	—	—	—

Total impaired with an allowance recorded	$587	$587	$42	$590	$18

Total
Real estate loans:
One- to four-family residential	$6,078	$6,078	$42	$6,105	$189
Commercial	697	697	—	700	39

Total impaired loans	$6,775	$6,775	$42	$6,805	$228

December 31, 2013:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$4,143	$4,143	$—	$4,150	$168
Commercial	703	703	—	706	58

Total impaired with no related allowance	$4,846	$4,846	$—	$4,856	$226

With an allowance recorded:
Real estate loans:
One- to four-family residential	$1,983	$1,983	$80	$1,997	$103
Commercial	—	—	—	—	—

Total impaired with an allowance recorded	$1,983	$1,983	$80	$1,997	$103

Total
Real estate loans:
One- to four-family residential	$6,126	$6,126	$80	$6,147	$271
Commercial	703	703	—	706	58

Total impaired loans	$6,829	$6,829	$80	$6,853	$329

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One-to four- family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Total
	(In Thousands)
September 30, 2014 (unaudited):
Grade:
Pass	$—	$17,162	$8,286	$—	$6,091	$2,949	$—	$—	$34,488
Special mention	1,103	132	—	8	—	—	—	—	1,243
Substandard	3,300	697	941	—	—	—	—	—	4,938
Loans not formally rated	86,015	—	—	3,188	—	—	20	2,636	91,859

Total	$90,418	$17,991	$9,227	$3,196	$6,091	$2,949	$20	$2,636	$132,528

December 31, 2013:
Grade:
Pass	$—	$17,829	$8,932	$—	$3,513	$2,506	$—	$—	$32,780
Special mention	302	132	—	—	—	—	—	—	434
Substandard	4,227	1,419	950	8	—	—	—	—	6,604
Loans not formally rated	87,854	—	—	3,968	—	—	19	1,919	93,760

Total	$92,383	$19,380	$9,882	$3,976	$3,513	$2,506	$19	$1,919	$133,578

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

During the nine months ended September 30, 2014 and 2013 (unaudited), there were no loans modified as TDRs.

As of September 30, 2014 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $17,545,000 and $16,755,000 at September 30, 2014 (unaudited) and December 31, 2013, respectively.

NOTE 5 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2014 (unaudited) and December 31, 2013 was $39,346,000 and $35,437,000, respectively.

For time deposits as of September 30, 2014 (unaudited), the scheduled maturities for each of the following five years ended September 30 are:

(In Thousands)
2015	$32,884
2016	10,941
2017	9,241
2018	14,626
2019	540

Total	$68,232

For time deposits as of December 31, 2013, the scheduled maturities for each of the following five years ended December 31 are:

(In Thousands)
2014	$35,847
2015	11,585
2016	5,829
2017	7,951
2018	3,260

Total	$64,472

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after September 30, 2014 (unaudited) are summarized as follows:

(In Thousands)
2015	$1,000

$1,000

Maturities of advances from the FHLB for the years ending after December 31, 2013 are summarized as follows:

(In Thousands)
2014	$4,000
2015	1,000

$5,000

Interest rates range from 2.03% to 2.32% with a weighted-average interest rate of 2.18% at September 30, 2014 (unaudited). Interest rates range from .25% to 2.32% with a weighted-average interest rate of 1.27% at December 31, 2013.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 7 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of September 30, 2014 (unaudited) and December 31, 2013. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2014 (unaudited).

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

The following summarizes assets measured at fair value as of September 30, 2014 (unaudited) and December 31, 2013.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2014 (unaudited):
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$1,938	$—	$1,938	$—
Debt securities issued by states of the United States and political subdivisions of the states	3,179	—	3,179	—
Mortgage-backed securities	7,452	—	7,452	—

Totals	$12,569	$—	$12,569	$—

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,322	$—	$2,322	$—
Debt securities issued by states of the United States and political subdivisions of the states	4,372	—	4,372	—
Mortgage-backed securities	6,020	—	6,020	—
Mutual funds	782	782	—	—

Totals	$13,496	$782	$12,714	$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2014 (unaudited) and December 31, 2013, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)

September 30, 2014 (unaudited):
Impaired loans	$545	$—	$—	$545

Totals	$545	$—	$—	$545

December 31, 2013:
Impaired loans	$1,903	$—	$—	$1,903

Totals	$1,903	$—	$—	$1,903

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2014 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$34,656	$34,656	$—	$—	$34,656
Interest-bearing time deposits with other banks	2,823	—	2,829	—	2,829
Available-for-sale securities	12,569	—	12,569	—	12,569
Held-to-maturity securities	203	—	253	—	253
Federal Home Loan Banks tock	694	694	—	—	694
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	131,881	—	—	134,138	134,138
Accrued interest receivable	458	458	—	—	458

Financial liabilities:
Deposits	180,194	—	180,852	—	180,852
FHLB advances	1,000	—	1,010	—	1,010

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,991	$8,991	$—	$—	$8,991
Interest-bearing time deposits with other banks	4,511	—	4,518	—	4,518
Available-for-sale securities	13,496	782	12,714	—	13,496
Held-to-maturity securities	254	—	284	—	284
Federal Home Loan Banks tock	667	667	—	—	667
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	132,923	—	—	134,272	134,272
Accrued interest receivable	399	399	—	—	399

Financial liabilities:
Deposits	153,732	—	154,278	—	154,278
FHLB advances	5,000	—	5,182	—	5,182

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2014 (unaudited) and December 31, 2013 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 8 - PLAN OF CONVERSION

On February 25, 2014, the Board of Trustees of Conahasset Bancshares, MHC (the “Company”), the Board of Directors of Conahasset Bancshares, Inc. (the “Mid-Tier Holding Company”), and the Board of Directors of Pilgrim Bank (the “Bank”) adopted a plan of conversion (the “Plan”). The Plan provided for the conversion of the Company from a mutual holding company into a stock holding company, Pilgrim Bancshares, Inc., and an offering by Pilgrim Bancshares, Inc. of shares of its common stock to eligible depositors of the Bank, the Bank’s tax-qualified employee benefit plans (including the employee stock ownership plan that was established in connection with the conversion) and the public. As of September 30, 2014, Pilgrim Bancshares, Inc. had received $29.6 million in cash and $700,000 in pledges from eligible depositors, for a total of $30.3 million which is included in deposits pending the completion of the conversion. The offering was oversubscribed by approximately $10.3 million, which is included in the above total. The conversion was completed with the sale of 2,182,125 shares on October 10, 2014 and Pilgrim Bancshares, Inc. ’s shares began trading on October 13, 2014, on the OTC Pink Marketplace operated by OTC Markets Group, Inc. under the symbol PLRM. Pilgrim Bancshares, Inc. received $21.8 million in proceeds, including shares issued to the Employee Stock Ownership Plan (ESOP) in the amount of $1.8 million, and refunded $10.3 million of oversubscriptions to eligible depositors. Pilgrim Bancshares, Inc. was incorporated under the laws of the State of Maryland and, as of October 10, 2014, owns all of the outstanding common stock of the Bank.

In addition, in conjunction with the conversion and the stock offering, on October 10, 2014, Pilgrim Bancshares, Inc. contributed a total of $725,000 (consisting of 65,464 shares of common stock and $70,360 in cash from the proceeds of the offering) to a charitable foundation established by the Bank in connection with the conversion.

The cost of the conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. At September 30, 2014 (unaudited) and December 31, 2013, the MHC had incurred approximately $1.1 million and $2,000 in conversion costs, respectively, which are included in other assets on the consolidated balance sheets.

At the time of conversion, Pilgrim Bancshares, Inc. substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Bank and Pilgrim Bancshares, Inc. , and only in such event, each account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the adjusted qualifying account balances then held. Pilgrim Bancshares, Inc. and the Bank may not pay dividends if those dividends would cause regulatory capital to be reduced below applicable capital requirements or the amount required to maintain its respective liquidation account amount. The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s and the Bank’s assets, liabilities and equity unchanged as a result.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013

Total Assets. Total assets increased $22.9 million, or 13.3%, to $194.5 million at September 30, 2014 from $171.6 million at December 31, 2013. The increase resulted from the subscriptions received in the stock offering, $29.6 million, offset by pay-downs of short-term borrowings from the Federal Home Loan Bank of Boston (“FHLB”) of $4.0 million.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents increased $25.7 million or 285.5%, to $34.7 million at September 30, 2014 from $9.0 million at December 31, 2013. The increase in cash resulted from the subscriptions received in the stock offering, offset by pay-downs of FHLB borrowings. Time deposits with other banks decreased $1.7 million, or 37.8%, to $2.8 million at September 30, 2014 from $4.5 million at December 31, 2013. The decrease in time deposits with other banks reflected their maturation.

Net Loans. Net loans decreased $1.0 million, or 0.75%, to $131.9 million at September 30, 2014 from $132.9 million at December 31, 2013. During the nine months ended September 30, 2014, one- to four-family residential real estate loans decreased $2.0 million, or 2.2%, to $90.4 million at September 30, 2014 from $92.4 million at December 31, 2013, commercial real estate loans decreased $1.4 million, or 7.2%, to $18.0 million at September 30, 2014 from $19.4 million at December 31, 2013, multi-family loans decreased $655,000, or 6.6%, to $9.2 million at September 30, 2014 from $9.9 million at December 31, 2013, and home equity loans and lines of credit decreased $780,000, or 19.6%, to $3.2 million at September 30, 2014 from $4.0 million at December 31, 2013, while construction loans increased $2.6 million, or 74.3%, to $6.1 million at September 30, 2014 from $3.5 million at December 31, 2013, commercial and industrial loans increased $443,000, or 17.7%, to $3.0 million at September 30, 2014 from $2.5 million at December 31, 2013, and consumer loans increased $718,000, or 37.0%, to $2.7 million at September 30, 2014 from $1.9 million at December 31, 2013. Over $17.9 million in new originations were offset by $17.6 million of loan payoffs and amortizations, and the sale of $1.8 million of mortgages to the FHLB.

Investment Securities. Investment securities classified as available-for-sale decreased $900,000 or 6.7%, to $12.6 million at September 30, 2014 from $13.5 million at December 31, 2013, due to the redemption of a mutual fund position after being notified the fund would be closed, as well as the sale of securities. Investment securities classified as held-to-maturity decreased $51,000 or 20.0%, to $203,000 at September 30, 2014 from $254,000 at December 31, 2013 due to maturities in the ordinary course of business and a write-down of $12,000. At September 30, 2014, investment securities classified as available-for-sale consisted primarily of debt securities issued by the U.S. Treasury and U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and government-sponsored mortgage-backed securities, with a focus on suitable government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at September 30, 2014 increased $36,000, or 1.7%, compared to December 31, 2013 due to normal increases in cash surrender value.

Deposits. Deposits increased $26.5 million, or 17.2%, to $180.2 million at September 30, 2014 from $153.7 million at December 31, 2013. The increase was attributed to $29.6 million of subscriptions received in the stock offering which were included in deposits as of September 30, 2014 pending the completion of the stock offering and which included $10.3 million of over-subscriptions that were subsequently refunded. During the nine months ended September 30, 2014, demand deposits increased $478,000, or 4.0%, to $12.5 million from $12.0 million, NOW account deposits decreased $600,000, or 3.0%, to $19.4 million from $20.0 million, savings accounts increased $29.6 million, or 171.1%, to $46.9 million from $17.3 million, money market accounts decreased $6.8 million, or 17.0%, to $33.1 million from $39.9 million, while certificates of deposit increased $3.7 million, or 5.7%, to $68.2 million from $64.5 million. Our core deposits, which we consider to be our noninterest demand accounts, NOW accounts, savings accounts and money market accounts, excluding the proceeds from the stock offering conversion, decreased $6.9 million, or 7.7%, to $82.3 million at September 30, 2014 from $89.2 million at December 31, 2013. The decreases in core deposits reflected normal post year-end activity, particularly in demand deposits and NOW accounts. The growth in certificates of deposit resulted from a promotional campaign to attract new customers to the bank and grow IRA certificate of deposit balances during tax season.

Borrowings and Other Liabilities. Federal Home Loan Bank advances decreased $4.0 million, or 80.0%, to $1.0 million at September 30, 2014 from $5.0 million at December 31, 2013, which reflects maturation of borrowings. Other liabilities, which include interest payable, accruals for employee pension and medical plans and normal accruals for expenses, decreased $40,000, or 12.5%, to $280,000 at September 30, 2014 from $320,000 at December 31, 2013.

Total Equity. Total equity increased $552,000, or 4.4%, to $13.1 million at September 30, 2014 from $12.5 million at December 31, 2013. The increase resulted from net income of $432,000 during the nine months ended September 30, 2014, and a decrease of $120,000 in accumulated other comprehensive loss due to a decrease in the net unrealized loss position of our available-for-sale investment securities portfolio.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30, 2014			At December 31, 2013
	(unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$—	$—	$1,393	$—	$240	$2,075
Commercial	—	—	—	—	—	—
Multi-family	941	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Construction	—	—	—	—	—	—

Total real estate	941	—	1,393	—	240	2,075
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	16	—	—	—	—	—

Total loans	$957	$—	$1,393	$—	$240	$2,075

(1)	There were no delinquent non-owner occupied residential real estate loans at September 30, 2014 or December 31, 2013.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2014 and December 31, 2013. The classified assets total includes $1.4 million and $2.4 million of non-performing loans, respectively. The related specific valuation allowance in the allowance for loan losses for such non-performing and classified loans was $82,000 at each of September 30, 2014 and December 31, 2013.

	At September 30, 2014	At December 31, 2013
	(In Thousands)
	(unaudited)
Classified assets:
Substandard:
Loans(1)	$4,938	$6,604
Securities	145	182

Total substandard	5,083	6,786
Doubtful	—	—
Loss	—	—
Other real estate owned	—	—

Total classified assets	$5,083	$6,786

Special mention	$1,243	$434

(1)	Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets from December 31, 2013 to September 30, 2014 was the result of loan payoffs, loan and securities amortization from contractual payments, one security write-down, and loan status upgrades based upon sustained performance with original or modified terms. Included in the upgrades are loans that are no longer designated as non-accrual as a result of sustained performance. Payoffs totaled $700,000 and upgrades totaled $900,000 since year end. The reduction in classified substandard loans resulted in the increase in the special mention category.

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

	At September 30, 2014	At December 31, 2013
	(Dollars In Thousands)
	(unaudited)

Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,422	$2,344
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	8
Construction	—	—

Total real estate	1,422	2,352
Commercial and industrial loans	—	—
Consumer loans	—	—

Total non-accrual loans	1,422	2,352

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total real estate	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	—	—

Total of nonaccrual loans and accruing loans 90 days or more past due	1,422	2,352

Other real estate owned:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total other real estate owned	—	—

Other non-performing assets	—	—

Total non-performing assets	1,422	2,352

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	4,685	3,908
Commercial	697	703
Multi-family	—	—
Other	—	—

Total real estate	5,382	4,611
Commercial and industrial loans	—	—
Consumer loans	—	—
Total troubled debt restructurings	5,382	4,611

Total non-performing loans and troubled debt restructurings	$6,804	$6,963

Non-performing loans to total loans	1.07%	1.76%
Non-performing assets to total assets	0.73%	1.37%
Non-performing assets and troubled debt restructurings to total assets	3.50%	4.06%
(1)	There were no non-performing non-owner occupied residential real estate loans at September 30, 2014 or December 31, 2013.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at September 30, 2014 or December 31, 2013.

Interest income that would have been recorded for the nine months ended September 30, 2014, had non-accruing loans been current according to their original terms amounted to $29,000. Interest of approximately $1,000 related to these loans was included in interest income for the nine months ended September 30, 2014.

Non-performing loans totaled $1.4 million at September 30, 2014, and consisted of three loans, all owner occupied one- to four-family residential first and second mortgage loans. Our largest non-performing loan was a $1.4 million one- to four-family residential loan secured by property located in Connecticut that was in foreclosure proceedings at September 30, 2014. We had no non-performing commercial real estate and multi-family loans at September 30, 2014. We had no foreclosed real estate at September 30, 2014.

Other Loans of Concern. There were no other loans at September 30, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General. Net income for the three months ended September 30, 2014 was $131,000, compared to net income of $125,000 for the three months ended September 30, 2013. The increase in net income was primarily due to a decrease in provision for loan losses of $36,000, and an increase in rental income of $17,000, offset by lower net interest income of $8,000 and an increase in noninterest expense of $21,000.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income for the three months ended September 30, 2014 decreased $29,000, or 1.9%, to $1.50 million compared to $1.53 million for the three months ended September 30, 2013. The decrease in interest income was the result of lower average loans and decrease in interest on investment securities and interest earning deposits, as well as reduction in loan yields. The average balance of loans during the three months ended September 30, 2014 decreased $242,000 to $131.3 million from $131.5 million for the three months ended September 30, 2013, while the average yield on loans decreased by 4 basis points to 4.31% for the three months ended September 30, 2014 from 4.35% for the three months ended September 30, 2013. The decrease in yield reflected the lower market rates for originated loans in 2014 compared to 2013. The average balance of investment securities decreased $1.7 million to $12.5 million for the three months ended September 30, 2014 from $14.2 million for the three months ended September 30, 2013, and the yield on investment securities (on a tax-equivalent basis) decreased by 6 basis points to 2.31% for the three months ended September 30, 2014 from 2.37% for the three months ended September 30, 2013.

Interest Expense. Total interest expense decreased $16,000, or 5.5%, to $273,000 for the three months ended September 30, 2014 from $289,000 for the three months ended September 30, 2013. Interest expense on interest-bearing deposit accounts decreased $7,000, or 2.6%, to $266,000 for the three months ended September 30, 2014 from $273,000 for the three months ended September 30, 2013. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates and overall deposit mix.

Interest expense on Federal Home Loan Bank of Boston advances decreased $9,000, or 56.3%, to $7,000 for the three months ended September 30, 2014 from $16,000 for the three months ended September 30, 2013. The average balance of advances decreased by $2.7 million, or 49.5%, to $2.8 million for the three months ended September 30, 2014 from $5.5 million for the three months ended September 30, 2013, due to the maturity of advances. The cost of funds decreased 15 basis points to 1.00% for the three months ended September 30, 2014 from 1.15% for the three months ended September 30, 2013.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income decreased $13,000, or 1.1%, for the three months ended September 30, 2014 from the three months ended September 30, 2013. The decrease resulted primarily from a $29,000 decrease in interest income offset by a $16,000 decrease in interest expense. Our average interest-earning assets increased $4.0 million to $163.7 million for the three months ended September 30, 2014 from $159.7 million for the three months ended September 30, 2013, but our net interest rate spread decreased 12 basis points to 2.94% for the three months ended September 30, 2014 from 3.06% for the three months ended September 30, 2013. Our net interest margin decreased 10 basis points to 3.00% for the three months ended September 30, 2014 from 3.10% for the three months ended September 30, 2013. The reduction in our interest rate spread and net interest margin reflected the impact of increased lower yielding assets due to the proceeds received from the stock offering which were placed in overnight funds.

Provision for Loan Losses. Based on our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended September 30, 2014, compared to a provision of $36,000 for the three months ended September 30, 2013. We analyze our allowance for loan losses on a monthly basis and we expect to resume recording provisions for loan losses when consistent with our loan origination and credit risk. The fact that we did not record a provision for loan losses for the three months ended September 30, 2014 was due to the adequacy of our allowance for loan loss based on credit risk. Net recoveries were $1,000 for the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. The allowance for loan losses was $743,000 or 0.56% of total loans at September 30, 2014 compared to $908,000, or 0.70% of total loans at September 30, 2013. Total non-performing loans were $1.4 million at September 30, 2014 compared to $2.5 million at September 30, 2013. As a percentage of non-performing loans, the allowance for loan losses was 52.25% at September 30, 2014 compared to 36.90% at September 30, 2013. This increase is due primarily to the reduction in non-performing loans at September 30, 2014. Total classified loans were $4.9 million at September 30, 2014 compared to $8.0 million at September 30, 2013. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at September 30, 2014 and September 30, 2013.

Noninterest Income. Noninterest income increased $7,000, or 5.8%, to $128,000 for the three months ended September 30, 2014 from $121,000 for the three months ended September 30, 2013. The increase was due to an increase in rental income of $17,000 to $67,000 for the three months ended September 30, 2014 from $50,000 for the three months ended September 30, 2013, partially offset by a decrease in deposit service charges and other income of $10,000.

Noninterest Expense. Noninterest expense increased $21,000 to $1.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Decreases in FDIC assessments of $23,000, were offset by increases in data processing expense of $16,000, professional fees of $12,000 and an increase in other expenses of $16,000.

Income Taxes. Income tax expense was $69,000 for the three months ended September 30, 2014 compared to $61,000 for the three months ended September 30, 2013. The effective tax rate as a percent of pre-tax income was 34.5% and 32.8% for the three months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate for the three months ended September 30, 2014 was due to an increase in income before taxes to $200,000 from $186,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and September 30, 2013

General. Net income for the nine months ended September 30, 2014 was $432,000, compared to net income of $277,000 for the nine months ended September 30, 2013. The increase in net income was primarily due to a $149,000 increase in net interest income as a result of increased loans and lower deposit costs and a decrease in the provision for loan loss of $165,000, offset by an increase in total noninterest expenses of $37,000.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income for the nine months ended September 30, 2014 increased $45,000, or 1.0%, to $4.54 million compared to $4.49 million for the nine months ended September 30, 2013. The increase in interest income was the result of a $104,000 increase in interest on loans offset by a $59,000 decrease in interest on investment securities and interest earning deposits. The average balance of loans during the nine months ended September 30, 2014 increased $9.5 million to $132.2 million from $122.7 million for the nine months ended September 30, 2013, while the average yield on loans decreased by 22 basis points to 4.31% for the nine months ended September 30, 2014 from 4.53% for the nine months ended September 30, 2013. The decrease in yield reflected the lower market rates for originated loans in 2014 compared to 2013. The average balance of investment securities decreased $1.5 million to $12.8 million for the nine months ended September 30, 2014 from $14.3 million for the nine months ended September 30, 2013, and the yield on investment securities (on a tax-equivalent basis) decreased 3 basis points to 2.37% for the nine months ended September 30, 2014 from 2.40% for the nine months ended September 30, 2013.

Interest Expense. Total interest expense decreased $95,000, or 10.5%, to $807,000 for the nine months ended September 30, 2014 from $902,000 for the nine months ended September 30, 2013. Interest expense on interest-bearing deposit accounts decreased $83,000 or 9.7%, to $770,000 for the nine months ended September 30, 2014 from $853,000 for the nine months ended September 30, 2013. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates and overall deposit reduction.

Interest expense on Federal Home Loan Bank of Boston advances decreased $12,000, or 24.5%, to $37,000 for the nine months ended September 30, 2014 from $49,000 for the nine months ended September 30, 2013. The average balance of advances increased by $901,000 to $4.9 million for the nine months ended September 30, 2014 from $4.0 million for the nine months ended September 30, 2013, as we drew short-term advances and used the cash for funding loan production, deposit withdrawals and operating cash management. The cost of funds decreased 62 basis points to 1.01% for the nine months ended September 30, 2014 from 1.63% for the nine months ended September 30, 2013.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $140,000, or 3.9%, for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase resulted from a $45,000 increase in interest income and a $95,000 decrease in interest expense. Our average interest-earning assets decreased $1.4 million to $159.1 million for the nine months ended September 30, 2014 from $160.5 million for the nine months ended September 30, 2013, but our net interest rate spread increased 13 basis points to 3.06% for the nine months ended September 30, 2014 from 2.93% for the nine months ended September 30, 2013. Our net interest margin increased 15 basis points to 3.13% for the nine months ended September 30, 2014 from 2.98% for the nine months ended September 30, 2013. The improvement in our interest rate spread and net interest margin reflected the shift of earning assets to loans from interest bearing deposits in addition to reduction in deposits combined with the re-pricing of our interest-bearing liabilities in a decreasing interest rate environment. In addition, we benefited from the re-pricing of long-term certificates of deposit at maturity in the ordinary course.

Provision for Loan Losses. Based on our analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses,” we did not record a provision for loan losses for the nine months ended September 30, 2014, compared to a provision of $165,000 for the nine months ended September 30, 2013. We analyze our allowance for loan losses on a monthly basis and we expect to resume recording provisions for loan losses when consistent with our loan origination and credit risk. The fact that we did not record a provision for loan losses for the nine months ended September 30, 2014 reflected net recoveries of $1,000 for the nine months ended September 30, 2014 compared to net charge-offs of

$45,000 for the nine months ended September 30, 2013. The allowance for loan losses was $743,000 or 0.56% of total loans at September 30, 2014 compared to $908,000, or 0.70% of total loans at September 30, 2013. Total non-performing loans were $1.4 million at September 30, 2014 compared to $2.5 million at September 30, 2013. As a percentage of non-performing loans, the allowance for loan losses was 52.25% at September 30, 2014 compared to 36.90% at September 30, 2013. This increase is due primarily to the reduction in non-performing loans at September 30, 2014. Total classified loans were $4.9 million at September 30, 2014 compared to $8.0 million at September 30, 2013. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at September 30, 2014 and September 30, 2013.

Noninterest Income. Noninterest income increased $6,000, 1.3% to $483,000 for the nine months ended September 30, 2014 compared to $477,000 for the nine months ended September 30, 2013. Increases were recognized in gains on the sale of securities of $61,000 to $69,000 for the nine months ended September 30, 2014 from $8,000 for the nine months ended September 30, 2013, gains on the sale of mortgages of $48,000 to $48,000 for the nine months ended September 30, 2014 from $0 for the nine months ended September 30, 2013, and in rental income of $40,000 to $193,000 for the nine months ended September 30, 2014 from $153,000 for the nine months ended September 30, 2013. These increases were partially offset by a decrease in the gain on sales of OREO property of $121,000 recognized for the nine months ended September 30, 2013.

Noninterest Expense. Noninterest expense increased $37,000 to $3.5 million for the nine months ended September 30, 2014. Increases in salaries and employee benefits expense of $36,000, occupancy and equipment expense of $18,000 and data processing expense of $36,000 were partially offset by a decrease in FDIC assessments of $79,000.

Income Taxes. Income tax expense was $247,000 for the nine months ended September 30, 2014 compared to $119,000 for the nine months ended September 30, 2013. The effective tax rate as a percent of pre-tax income was 36.4% and 30.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate for the nine months ended September 30, 2014 was due to an increase in income before taxes to $679,000 from $396,000.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at September 30, 2014 and 2013 for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-free interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$131,297	$1,414	4.31%	$131,539	$1,429	4.35%
Interest-earning deposits	18,784	10	0.21%	12,931	14	0.43%
Investment securities(2)	12,486	72	2.31%	14,180	84	2.37%
Federal Home Loan Bank stock and The Cooperative Central Reserve Fund	1,083	3	1.11%	1,035	1	0.39%

Total interest-earning assets	163,650	1,499	3.66%	159,685	1,528	3.83%

Noninterest-earning assets	12,695			11,292

Total assets	$176,345			$170,977

Interest-bearing liabilities:
Savings accounts	$24,303	9	0.15%	$17,399	9	0.21%
NOW accounts	18,834	5	0.11%	19,207	5	0.10%
Money market accounts	36,206	35	0.39%	38,359	38	0.40%
Certificates of deposit	68,641	217	1.26%	68,845	221	1.28%

Total interest-bearing deposits	147,984	266	0.72%	143,810	273	0.76%
Federal Home Loan Bank advances	2,799	7	1.00%	5,547	16	1.15%

Total interest-bearing liabilities	150,783	273	0.72%	149,357	289	0.77%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	12,213			9,002
Other noninterest-bearing liabilities	282			315

Total noninterest-bearing liabilities	12,495			9,317

Total liabilities	163,278			158,674
Total equity	13,067			12,303

Total liabilities and total equity	$176,345			$170,977

Net interest income		$1,226			$1,239

Net interest rate spread(3)			2.94%			3.06%
Net interest-earning assets(4)	$12,867			$10,328

Net interest margin(5)			3.00%			3.10%
Average interest-earning assets to interest-bearing liabilities	108.53%			106.91%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $10,000 and $15,000 was applied to tax-exempt income for the three months ended September 30, 2014 and September 30, 2013, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$132,181	$4,274	4.31%	$122,743	$4,170	4.53%
Interest-earning deposits	13,023	30	0.31%	22,338	62	0.37%
Investment securities(2)	12,771	227	2.37%	14,312	258	2.40%
Federal Home Loan Bank stock and The Cooperative Central Reserve Fund	1,079	7	0.86%	1,057	3	0.38%

Total interest-earning assets	159,054	4,538	3.80%	160,450	4,493	3.73%

Noninterest-earning assets	11,961			11,499

Total assets	$171,015			$171,949

Interest-bearing liabilities:
Savings accounts	$18,969	25	0.18%	$17,487	26	0.20%
NOW accounts	18,470	14	0.10%	18,991	14	0.10%
Money market accounts	36,667	105	0.38%	39,715	124	0.42%
Certificates of deposit	67,121	626	1.24%	70,169	689	1.31%

Total interest-bearing deposits	141,227	770	0.73%	146,362	853	0.78%
Federal Home Loan Bank advances	4,899	37	1.01%	3,998	49	1.63%

Total interest-bearing liabilities	146,126	807	0.74%	150,360	902	0.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	11,683			8,973
Other noninterest-bearing liabilities	318			219

Total noninterest-bearing liabilities	12,001			9,192

Total liabilities	158,127			159,552
Total equity	12,888			12,397

Total liabilities and total equity	$171,015			$171,949

Net interest income		$3,731			$3,591

Net interest rate spread(3)			3.06%			2.93%
Net interest-earning assets(4)	$12,928			$10,090

Net interest margin(5)			3.13%			2.98%
Average interest-earning assets to interest-bearing liabilities	108.85%			106.71%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $36,000 and $45,000 was applied to tax-exempt income for the nine months ended September 30, 2014 and September 30, 2013, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(551,000), and $881,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $3.8 million, and $(11.4) million for the nine months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014, we purchased $2.8 million and sold $2.7 million in securities held as available-for-sale, and during the nine months ended September 30, 2013, we purchased $3.9 million and sold $3.6 million in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $22.5 million, and $(766,000) for the nine months ended September 30, 2014 and September 30, 2013, respectively, resulting from subscription funds from the stock offering and our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

At September 30, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $13.1 million, or 7.4% of average assets, which is above the well capitalized level of $8.8 million, or 5.00%; and total risk-based capital of $13.8 million, or 14.3% of risk-weighted assets, which is above the well capitalized level of $9.7 million, or 10.00%. At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.7 million, or 7.5% of average assets, which is above the well capitalized level of $8.4 million, or 5.00%; and total risk-based capital of $13.4 million, or 13.5% of risk-weighted assets, which is above the well capitalized level of $9.9 million, or 10.00%. Accordingly, Pilgrim Bank was categorized as well capitalized at September 30, 2014 and December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2014, we had outstanding commitments to originate loans of $8.8 million and unadvanced funds on loans of $7.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2014 totaled $32.9 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures above market risk are not required by smaller reporting companies, such as the Company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Use of Proceeds. On March 11, 2014, Pilgrim Bancshares, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of Conahasset Bancshares, MHC and the related offering of common stock by Pilgrim Bancshares, Inc. The Registration Statement (File No. 333-194485) was declared effective by the Securities and Exchange Commission on August 11, 2014. Pilgrim Bancshares, Inc. registered 2,182,125 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $21.8 million. The stock offering commenced on August 12, 2014 and ended on September 11, 2014, and the conversion and stock offering closed on October 10, 2014.

Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For its services, Keefe, Bruyette & Woods, Inc. received a fee of $225,000. Keefe, Bruyette & Woods, Inc. was also reimbursed $116,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses. Keefe, Bruyette & Woods, Inc. also was engaged to provide assistance with the conversion, and for these services received an additional fee of $20,000.

The stock offering resulted in gross proceeds of $21.8 million, through the sale of 2,182,125 shares at a price of $10.00 per share. Expenses related to the offering were approximately $1.7 million, including $316,000 paid to Keefe, Bruyette & Woods, Inc. Net proceeds of the offering were approximately $20.1 million.

Pilgrim Bancshares, Inc. contributed $10.1 million of the net proceeds of the offering to Pilgrim Bank, and contributed 65,464 shares of common stock and $70,360 of the net proceeds to Pilgrim Bank Foundation, which was formed in connection with the conversion. In addition, $1.8 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $8.3 million of the net proceeds were retained by Pilgrim Bancshares, Inc. The net proceeds contributed to Pilgrim Bank have been invested in short term instruments and will be used to make loans. The net proceeds retained by Pilgrim Bancshares, Inc. have been deposited with Pilgrim Bank and will be invested.

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

Pilgrim Bancshares, Inc.

Date: November 14, 2014	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: November 14, 2014	/s/ Christopher G. McCourt
Christopher G. McCourt
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*

3.2	Bylaws of Pilgrim Bancshares, Inc.*

10.1	Employment Agreement between Pilgrim Bank and Francis E. Campbell

10.2	Change in Control Agreement between Pilgrim Bank and Christopher G. McCourt

10.3	Change in Control Agreement between Pilgrim Bank and Joan A. MacIntyre

10.4	Pilgrim Bank Supplemental Executive Retirement Plan

10.5	Pilgrim Bank Executive Annual Incentive Plan

10.6	Pilgrim Bank Employee Stock Ownership Plan

31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).