Form 10-K
period 2014-12-31
Pilgrim Bancshares, Inc.
filed 2015-03-25
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-55290

PILGRIM BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-5110553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 South Main Street, Cohasset, Massachusetts	02025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 383-0541

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The Registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on October 13, 2014 (the first day the shares of common stock were publicly traded) was $25.1 million.

As of March 20, 2015, there were issued and outstanding 2,247,589 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

PART I

ITEM 1.	Business

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Pilgrim Bancshares, Inc.

Pilgrim Bancshares, Inc., a Maryland corporation, was formed on February 27, 2014 and owns all of the outstanding shares of common stock of Pilgrim Bank as a result of the conversion from mutual to stock form of Conahasset Bancshares, MHC, Pilgrim Bank’s former mutual holding company. On October 10, 2014, Pilgrim Bancshares, Inc. completed its initial public offering of common stock. In the offering, Pilgrim Bancshares, Inc. sold 2,182,125 shares of its common stock for an aggregate amount of $21,821,250 in total offering proceeds, and issued an additional 65,464 shares of its common stock to the Pilgrim Bank Foundation, resulting in an aggregate issuance of 2,247,589 shares of common stock.

Our executive and administrative office is located at 40 South Main Street, Cohasset, Massachusetts 02025, and our telephone number at this address is (781) 383-0541. Our website address is www.bankpilgrim.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

Pilgrim Bank

Pilgrim Bank is a Massachusetts stock co-operative bank that was originally organized in 1916 under the name Pilgrim Co-operative Bank as a Massachusetts mutual co-operative bank. In 2005, the Bank changed its name to Pilgrim Bank. We reorganized into the mutual holding company structure in 2010 by forming Conahasset Bancshares, MHC, a Massachusetts chartered mutual holding company, and Conahasset Bancshares, Inc., a Maryland chartered mid-tier holding company, and converting Pilgrim Bank to a Massachusetts chartered stock co-operative bank. Conahasset Bancshares, MHC owned 100% of the outstanding shares of common stock of Conahasset Bancshares, Inc., which in turn owned 100% of the outstanding shares of common stock of Pilgrim Bank.

On February 25, 2014, the Board of Trustees of Conahasset Bancshares, MHC, the Board of Directors of Conahasset Bancshares, Inc. and the Board of Directors of Pilgrim Bank adopted a plan of conversion under which Conahasset Bancshares, MHC converted from a mutual holding company to a stock holding company (the “Plan”) and an offering by Pilgrim Bancshares, Inc. of shares of its common stock to eligible depositors of Pilgrim Bank and the public was initiated. The Plan was approved by the Commissioner of Banks of the Commonwealth of Massachusetts and the holding company application of Pilgrim Bancshares, Inc. was approved by the Board of Governors of the Federal Reserve System. The Plan was approved by a majority of the votes of the depositors of Pilgrim Bank cast at a special meeting held on July 23, 2014.

We conduct our operations from our main office and an adjacent operations center in Cohasset, Massachusetts and our two additional full-service banking offices located in Cohasset and Marion, Massachusetts. Our business consists primarily of attracting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial real estate, multi-family and construction loans, and, to a lesser extent, commercial and industrial and consumer loans. We have historically conducted our lending operations with a view towards the specific needs of customers in the communities that we serve, measuring our success by customer satisfaction and the extent of our customer relationships, rather than on volume based loan origination.

Our executive and administrative office is located at 40 South Main Street, Cohasset, Massachusetts 02025, and our telephone number at this address is (781) 383-0541.

Market Area and Competition

Our primary market area is the South Shore and South Coast areas of Massachusetts, which includes portions of Plymouth, Norfolk and Bristol counties. We serve customers located in a number of small towns in these areas, including Cohasset, Scituate, Hull, Hingham, Norwell, Marshfield, Marion, Mattapoisett, Plymouth, Rochester and Wareham. Although our current operations are not focused in Boston, we are affected by economic conditions in Boston because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Boston. In addition, a number of our customers who reside in our market area are employed in Boston and a number of our non-owner occupied residential and multi-family loan customers have properties in Boston as well as in our market area. We intend to continue to make loans, particularly commercial real estate, multi-family, non-owner occupied residential and construction loans, in Boston, so we will continue to be affected by economic conditions in Boston.

Our offices are located in towns with prestigious, recognizable names. The population of our market area tends to be older, affluent and financially stable. The population is also financially sophisticated and desirous of wealth management and other services provided by a trusted community financial institution. The employer base in our market area consists primarily of retail trade, professional and technical services, construction, healthcare and finance and insurance, together with food service and accommodation. The market area is a mature market, and is projected to have minimal population growth. However, we believe that the characteristics of the population in our market area, particularly the market for “jumbo” and non-conforming residential loans, non-owner occupied residential loans and construction and renovation loans, presents potential for significant growth in both loans and retail deposits. In addition, we opened our Marion office in 2008, just prior to the economic downturn, and we believe that the area surrounding this office presents opportunities for growth that we have not yet been able to pursue.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

Lending Activities

General. As a traditional thrift institution, we have historically focused on one- to four-family owner occupied residential lending, including jumbo mortgages and owner occupied construction. In recent years, we have expanded to include non-owner occupied investment residential, commercial real estate, multi-family and construction loans, and, to a lesser extent, commercial and industrial and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate and multi-family, construction and commercial and industrial lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. From time to time, for purposes of managing interest rate risk, we also sell in the secondary market some of the long-term fixed-rate residential mortgage loans that we originate, generally on a servicing-retained, non-recourse basis. All of our loan sales to date have been to the Federal Home Loan Bank Mortgage Partnership Finance Program. In addition, for purposes of managing interest rate risk, generating income and diversifying our portfolio, we regularly purchase owner occupied residential real estate loans and consumer loans, particularly automobile loans. Residential real estate loans are purchased on either a servicing released or servicing retained basis. These loans are high quality loans and are usually purchased from another bank. Automobile loans are purchased at 90% of the outstanding balance and the seller retains 10% ownership as well as the servicing.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$96,440	66.78%	$92,383	69.16%
Commercial(2)	17,401	12.05	19,380	14.51
Multi-family	10,171	7.04	9,882	7.40
Home equity loans and lines of credit	2,854	1.98	3,976	2.98
Construction(3)	12,072	8.36	3,513	2.63
Commercial and industrial loans(4)	3,012	2.08	2,506	1.87
Consumer loans	2,467	1.71	1,938	1.45

Total loans	144,417	100.00%	133,578	100.00%

Less:
Net deferred loan origination fees, costs and discounts	100		87
Allowance for loan losses	(743)		(742)

Total loans, net	$143,774		$132,923

(1)	Includes non-owner occupied residential loans of $18.3 million and $17.6 million at December 31, 2014 and December 31, 2013, respectively.
(2)	Does not include unfunded commitments of $1.2 million and $1.5 million at December 31, 2014 and December 31, 2013, respectively.
(3)	Does not include unfunded commitments of $8.0 million and $1.6 million at December 31, 2014 and December 31, 2013, respectively.
(4)	Does not include unfunded commitments of $347,000 and $281,000 at December 31, 2014 and December 31, 2013, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential(1)		Commercial Real Estate(2)		Multi-Family		Home Equity Loans and Lines of Credit
December 31, 2014	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Amount due in:
One year or less	$236	4.10%	$273	4.25%	$1,000	4.25%	$493	2.91%
More than one to two years	747	4.52	1,230	5.00	—	—	427	2.65
More than two to three years	101	3.67	—	—	—	—	54	4.10
More than three to five years	2,754	4.38	1,343	5.15	—	—	126	5.50
More than five to ten years	5,851	4.40	4,060	4.78	4,464	4.21	1,754	4.06
More than ten to fifteen years	5,931	3.42	2,516	4.76	753	4.36	—	—
More than fifteen years	80,820	4.04	7,979	4.65	3,954	6.14	—	—

Total	$96,440	4.04%	$17,401	4.75%	$10,171	4.98%	$2,854	3.72%

	Construction(3)		Commercial and Industrial(4)		Consumer		Total
December 31, 2014	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Amount due in:
One year or less	$4,621	4.76%	$708	4.49%	$78	7.90%	$7,409	4.54%
More than one to two years	3,992	4.28	15	3.73	172	4.87	6,583	4.35
More than two to three years	—	—	8	5.50	389	4.00	552	3.97
More than three to five years	2,322	4.23	129	5.57	1,061	2.85	7,735	4.30
More than five to ten years	356	5.49	635	3.97	714	3.50	17,834	4.37
More than ten to fifteen years	—	—	612	3.47	—	—	9,812	3.84
More than fifteen years	781	4.50	905	4.60	53	2.96	94,492	4.19

Total	$12,072	4.51%	$3,012	4.25%	$2,467	3.52%	$144,417	4.22%

(1)	Total includes $18.3 million of non-owner occupied residential real estate loans.
(2)	Total does not include $1.2 million of unfunded commitments.
(3)	Total does not include $8.0 million of unfunded commitments.
(4)	Total does not include $347,000 of unfunded commitments.

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of Pilgrim Bank’s unimpaired capital and surplus. Our board of directors has adopted an in-house limit for loans to one borrower or a group of related borrowers equal to $4.0 million.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower. In addition, for one- to four-family residential, non-owner occupied residential, commercial real estate and multi-family loans we generally obtain an appraisal from an independent licensed appraiser and a secondary review by a separate independent licensed appraiser. In certain circumstances where the total loan amount is less than $250,000, we may rely on internal valuations or tax assessments in lieu of an independent appraisal. All appraisers are approved by our board of directors, and the appraisers that we utilize to perform secondary reviews do not perform primary appraisals for us. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

We require title insurance on our mortgage loans as well as fire and extended coverage property and casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the property is determined to be in a flood zone area.

Lending personnel have approval authority commensurate with their experience and loan performance history. Loans in excess of any officer’s individual authority and up to the “in-house limit” established by the board of directors and loans containing any exceptions to our loan policies must be approved by the Executive Committee, which is comprised of our President and Chief Executive Officer and three independent members of our board of directors. The Executive Committee serves as the Loan Committee. Loans in excess of the “in-house limit” must be approved by the board of directors.

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential(1)	$55,057	$41,147	$96,204
Commercial	2,494	14,634	17,128
Multi-family	3,328	5,843	9,171
Home equity loans and lines of credit	—	2,361	2,361
Construction	2,210	5,241	7,451

Total real estate	63,089	69,226	132,315
Commercial and industrial loans	1,305	999	2,304
Consumer loans	2,331	58	2,389

Total loans	$66,725	$70,283	$137,008

(1)	Includes $3.6 million of fixed-rate and $14.7 million of adjustable-rate non-owner occupied residential real estate loans.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program was historically the origination of one- to four-family residential real estate loans. At December 31, 2014, we had $96.4 million of loans secured by one- to four-family real estate, representing 66.8% of our total loan portfolio, which includes $18.3 million of loans secured by non-owner occupied residential real estate, representing 12.7% of our total loan portfolio.

We primarily originate adjustable-rate residential mortgage loans, but we also offer fixed-rate residential mortgage loans and home equity loans. At December 31, 2014, $55.1 million or 57% of our one- to four-family residential real estate loans were fixed-rate loans, and $41.4 million, or 43% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to FHLB Mortgage Partnership Financing Program and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2014, was generally $417,000 for single-family homes in our market area. We also originate owner-occupied residential mortgage loans above the lending limit for conforming loans to borrowers, which are referred to as “jumbo loans,” generally to borrowers in our market area. Our jumbo loans are generally adjustable-rate loans, although we have in the past, subject to market and competitive conditions, originated long-term fixed-rate jumbo loans. At December 31, 2014, we had jumbo loans of $42.8 million, or 54.8% of our owner occupied one- to four-family residential loans and 29.6% of our total loans, of which $23.8 million were originated by Pilgrim Bank and $19.0 million were purchased loans. The original balances on these loans were $47.2 million, of which $27.1 million were originated by Pilgrim Bank and $20.1 million were purchased loans.

We generally limit the loan-to-value ratios of our owner-occupied mortgage loans to 80% of the sales price or appraised value, whichever is lower. Private mortgage insurance is generally required on all loans with loan-to-value ratios above 80%. Our loan committee may waive the private mortgage insurance for owner-occupied one- to four-family residential loans with loan-to-value ratios of up to 89% in circumstances where we have a relationship with the buyer and the debt-to-income ratio of the buyer is low. Private mortgage insurance is required on all loans with loan-to-value ratios of 90% and above. The loan-to-value ratio for loans on second homes is generally limited to 80%. Virtually all of the one- to four-family residential real estate loans that we originate for our portfolio are secured by properties located in our market area.

Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years. Historically, we offered a wide variety of initial terms on our adjustable-rate one- to four-family residential real estate loans; however, in recent years we have begun offering initial terms of three or five years on our adjustable-rate loans. In both instances, the interest rate adjusts annually at a margin after the initial term. This margin is generally 2.50% over the Federal Home Loan Bank Boston 1 year Classic Advance rate, although in the past we have also originated loans with interest rates based on the U.S. Treasury Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years. Our loans on second homes typically have terms of 10 to 30 years.

Recent changes to residential mortgage lending regulations promulgated by the Consumer Finance Protection Bureau may have an impact on future mortgage business. We intend to underwrite Qualified Mortgages (“QM Loans”) as defined by the regulations. In addition, our Board of Directors has authorized the origination of mortgage loans that qualify for the small creditor exemption. Based on our market area, many of our future residential mortgages will be covered by this exemption. We have no plans to issue non-QM loans at this time.

We also offer home equity loans (second mortgages) and lines of credit. At December 31, 2014, we had $2.9 million, or 2.0% of our loan portfolio, in home equity lines of credit. Additionally, at December 31, 2014 the unadvanced amounts of home equity lines of credit totaled $3.4 million. Our home equity lines of credit are secured by residential property, and generally have terms of fifteen years with a 10- year draw period and 5-year repayment period. We do not originate home equity loans, or home equity lines of credit unless the loan-to-value ratio, combined with the first mortgage, is less than 75%, although higher loan-to-value ratios may be permitted upon approval of the Executive Committee. Our home equity lines of credit are all adjustable-rate, bearing interest rates based upon the prime rate. The second mortgage loans that we currently offer generally are fixed-rate loans with terms of five years, although terms of 10, 15 and 30 years may be available in certain circumstances. Home equity loans and lines of credit generally are originated in accordance with the same standards as one- to four-family residential loans. At December 31, 2014, the average balance of these types of loans outstanding was $45,000. Approximately 35.1% of our home equity loans, second mortgages and home equity lines of credit are secured by property where we also hold the first mortgage.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

Home equity loans, second mortgages and home equity lines of credit have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan, or “interest only” mortgage loans, where the borrower pays interest for an initial period after which the loan converts to a fully-amortizing loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios). Due to demand in our market area, we do, however, originate loans with one or more of these characteristics on a case-by-case basis where other factors that offset the risk of such characteristics, such as low loan-to-value or debt-to-income ratios are present. Generally, we only offer these loans to existing customers, and do not engage in targeted marketing or advertising with respect to borrowers with these characteristics. We also do not offer “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We may sell a certain amount of the loans we originate into the secondary market. During the years ended December 31, 2014 and December 31, 2013, we sold $2.0 million and $0 of residential mortgage loans, respectively. At December 31, 2014, we were servicing a portfolio of $16.4 million of residential mortgage loans that we had originated and sold. See “—Originations, Purchases and Sales of Loans.”

Commercial Real Estate, Multi-Family and Non-Owner Occupied Residential Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $1.0 million to $1.3 million. At December 31, 2014, we had $17.4 million in commercial real estate loans, representing 12.1% of our total loan portfolio, $10.2 million in multi-family loans, representing 7.0% of our total loan portfolio and $18.3 million in non-owner occupied residential loans, representing 12.7% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate, multi-family and non-owner occupied residential lending in our market area.

Our commercial real estate and multi-family loans are all adjustable-rate loans, and historically had terms of 25 years. Recently, as we have endeavored to customize these loans to meet the needs of our customers, they generally have initial terms of up to five years and amortization terms of 20 to 25 years with a balloon payment at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans and multi-family loans is generally 70% of the lower of cost or appraised value of the property securing the loan, subject to increase up to 75% upon the approval of the Executive Committee. Our commercial real estate loans are typically secured by retail, industrial, warehouse, service, medical or other commercial properties, and our multi-family loans are typically secured by five and six unit residential properties or apartment buildings.

We also offer mortgages on non-owner occupied, or “investment,” one- to four-family residential mortgage loans, which we underwrite using the same guidelines and standards applicable to commercial real estate and multi-family loans. These loans have terms of five to ten years, subject to increase up to 30 years upon approval of the Executive Committee. We generally limit the loan-to-value ratios of non-owner occupied one- to four-family residential loans to 75% of the sales price or appraised value, whichever is lower, subject to an increase to 80% upon approval of the Executive Committee. These loans are all adjustable-rate loans, and require a minimum debt services ratio of 1.20x.

At December 31, 2014, the average loan balance of our outstanding commercial real estate, multi-family and non-owner occupied residential loans was $379,000.

We consider a number of factors in originating commercial real estate, multi-family and non-owner occupied residential loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). During 2014, we generally approved commercial real estate, multi-family and non-owner occupied residential loans with a debt service ratio of between 1.20x and 1.75x, with a median debt service ratio of 1.35x, although our policies permit debt service ratios of not lower than 1.20x. The Executive Committee may approve loans with a debt service ratio of less than 1.20x depending on the occupancy of the property, strength of the borrower and other factors to further mitigate the risk. Personal guarantees are obtained from the principals of commercial real estate, multi-family and non-owner occupied loans, except where the loan is in the name of an individual rather than an entity. We require title insurance and property and casualty insurance, as well as flood insurance if the property is determined to be in a flood zone area.

Commercial and multi-family real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

We may hire additional experienced lenders in the future to increase our pipeline of commercial real estate, multi-family and investment property loans. During 2014, we also offered loans with guarantees through the Small Business Administration (“SBA”) 504 program. We intend to increase this activity in the future. The Section 504 program effectively splits one loan into two, with Pilgrim Bank taking the first and the SBA taking the second. The reduction in loan to value provided under the Section 504 program reduces our credit risk.

In addition to utilizing the SBA 504 program, we are approved as an SBA lender. We plan to participate in the 7a program for small business lending. We expect to utilize this relationship to support our efforts to diversify our lending into commercial and industrial lending as well as commercial real estate lending.

Construction and Land Lending. At December 31, 2014, we had an outstanding balance of $12.1 million, or 8.4% of our total loan portfolio, in construction and land loans, and $8.0 million in unfunded commitments. Of these, $7.1 million outstanding and $4.3 million in unfunded commitments were for one-to-four family speculative construction loans, $1.8 million outstanding and $2.0 million in unfunded commitments were for non-owner occupied multi-family construction loans, $1.5 million outstanding and $1.0 million in unfunded commitments were loans for one-to-four family owner occupied loans, $1.0 million outstanding and $700,000 in unfunded commitments for commercial construction and land development loans, and $738,000 outstanding and $0 in unfunded commitments were loans on vacant land held for future development.

Our owner-occupied residential construction loans generally have initial terms of up to 8 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. Our residential construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 75% of the appraised value of the completed property. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans, except that all residential construction loans are appraised by independent appraisers and borrowers are generally required to exhibit the ability to absorb unforeseen cost overruns.

Our commercial real estate, multi-family, and non-owner occupied residential construction loans generally have initial terms of up to 24 months depending on the individual project, during which the borrower pays interest only. Multi-family and non-owner occupied residential construction loans are renovation loans, or ground up construction loans, that either automatically convert to permanent at the end of the construction period or are marketed for sale. These loans, particularly non-owner occupied residential, have been a significant lending opportunity during recent years. Commercial real estate construction projects are typically land acquisition and development projects of single family units that do not automatically convert to a permanent loan. The maximum “as completed” loan-to-value for non-owner occupied, commercial real estate and multi-family loans is 70%, however the Executive Committee has the authority to approve an exception for a higher limit, if warranted. Commercial real estate, multi-family and non-owner occupied residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate, multi-family and non-owner occupied residential loans. All loans are appraised by independent appraisers and subject to a review by a secondary, independent appraiser. Borrowers are generally required to absorb cost overruns and be able to carry the property until it is sold or leased.

To a lesser extent, we make loans for the speculative construction and development of one- to four-family residential lots by well-known established builders in our market area. These loans are originated pursuant to the same standards as, and generally have terms similar to, commercial construction loans. The maximum loan-to-value ratio of speculative construction and land development loans is generally 70%. Land development loans require a 20% minimum down payment, or 40% where the development is not expected to commence immediately.

All construction and land development loans are appraised by independent appraisers. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. Either the Bank or an independent third party inspects the properties for progress and recommends all draws, consistent with the work performed to date. All draws are approved by the President and Chief Executive Officer.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2014, the majority of which are secured by properties located in our market area.

Industry Type	Number of Loans	Outstanding Balance	Unfunded Commitment
	(Dollars in thousands)
Residential one-to four-family speculative	10	$7,111	$4,328
Multi-family	2	1,804	2,032
Residential one-to four-family owner occupied	3	1,450	1,035
Commercial and Land Development	4	969	654
Land	4	738	—

Total Construction Loans	23	$12,072	$8,049

Commercial and Industrial Lending. At December 31, 2014, we had $3.0 million of commercial and industrial loans outstanding, representing 2.1% of our total loan portfolio, and $347,000 of unfunded commitments. Our commercial and industrial loans are generally annual revolving loans, but we may also offer term loans with terms of five to ten years depending on the needs of the borrower. We make commercial and industrial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital. Our commercial and industrial term loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial and industrial loan is secured by equipment, we fix the maturity of a term loan at up to seven years, depending on the useful life of equipment purchased, the source of repayment for the loan and the purpose of the loan. Our revolving lines of credit are generally used to finance short-term working capital needs such as accounts payable and inventory. We generally obtain personal guarantees with commercial and industrial loans. We have also purchased approximately $1.6 million of USDA-guaranteed agricultural loans.

We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans.

The table below sets forth information regarding our commercial and industrial loans at December 31, 2014.

Industry Type	Number of Loans	Outstanding Balance	Unfunded Commitments
	(Dollars in thousands)
USDA Agricultural Loans(1)	6	$1,607	$—
Real Estate Services	3	739	4
Medical/Healthcare(2)	1	164	—
Retail	6	392	343
Finance/Insurance/Real Estate	2	60	—
Marine	2	41	—
Manufacturing	1	9	—

Total	21	$3,012	$347

(1)	All loans were purchased during the years ended December 31, 2011, 2012 and 2013.
(2)	Loan was purchased during the year ended December 31, 2013 through a relationship with Bankers’ Health Care Group.

At December 31, 2014, the average loan balance of our outstanding commercial and industrial term loans was $143,000.

We believe that commercial and industrial loans will provide growth opportunities for us, and we expect to increase, subject to our conservative underwriting standards and market conditions, this business line in the future.

Consumer Lending. At December 31, 2014, we had $2.5 million, or 1.7% of our loan portfolio, in consumer loans. Of these, $2.3 million were automobile loans that we purchased from a local credit union. We offer consumer loans on a very limited basis, and generally as a convenience to customers with whom we have banking relationships.

Consumer loans have either a variable or fixed-rate of interest for a term of up to 72 months, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles, boats, motorcycles or recreational vehicles, and loans of up to $50,000 may be unsecured. Secured consumer loans are generally limited to 80% of the value of the collateral, depending on the age of the collateral, except that loans secured by passbook savings accounts or certificates of deposit are limited to 95% of the deposit account balance.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly unsecured loans and consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through our loan originators, employee referrals, marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers, real estate brokers, builders and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures. We may hire additional loan officers and originators to increase our residential lending activity, as needed.

We may sell a certain amount of the loans we originate into the secondary market based upon our analysis of our interest rate risk and market conditions, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. In recent years we have sold only fixed-rate long-term residential mortgages, and have sold these loans exclusively to the Federal Home Loan Bank in conjunction with its Mortgage Partnership Finance (MPF) Program. For the year ended December 31, 2014 and December 31, 2013, we sold $2.0 million and $0, respectively, of mortgage loans, all on a servicing-retained basis. At December 31, 2014, we serviced $16.4 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

In addition, the purchase of loans or participations in which we are not the lead lender, primarily owner-occupied residential real estate loans, automobile loans and, to a lesser extent, commercial real estate loans, is a key element of our strategy of maintaining a high loan-to-asset level on our balance sheets. When we purchase loans or participations, we follow the loan underwriting and approval policies that apply to the origination of the type of loan being purchased. During the year ended December 31, 2014, we purchased a total of $9.4 million of “jumbo” residential loans, $5.3 million on a servicing-retained basis, and $4.1 million on a servicing-released basis, and $1.4 million of automobile loans from a local credit union. At December 31, 2014, we had $2.0 million of participations purchased, all of which were secured by real estate or USDA guarantees. We may also sell participation interest in loans that we originate and retain the servicing and lead position on the credit. This generally occurs when a loan or relationship either exceeds our lending limits or we determine that it would be prudent to reduce our credit risk exposure with respect to the particular relationship. At December 31, 2014, we had $1.2 million of participations sold.

The following table sets forth our loan originations, purchases and principal repayment activities during the periods indicated. We originated for sale and sold $2.0 million and $0, respectively, of loans during the years ended December 31, 2014 and December 31, 2013.

	Years Ended December 31,
	2014	2013
	(In thousands)
Total loans at beginning of period	$133,578	$113,616

Loans originated:
Real estate loans:
One- to four-family residential(1)	16,977	21,241
Commercial	3,274	4,978
Multi-family	1,150	4,500
Home equity loans and lines of credit	1,710	703
Construction	18,285	8,079

Total real estate	41,396	39,501
Commercial and industrial loans	983	861
Consumer loans	46	54

Total loans	42,425	40,416

Loans purchased:
Real estate loans:
One- to four-family residential(2)	9,435	11,037
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total real estate	9,435	11,037
Commercial and industrial loans	—	—
Consumer loans	1,410	—

Total loans	10,845	11,037

Other:
Principal repayments /loans sold	(33,974)	(28,225)
Unadvanced funds on originations	(8,457)	(2,481)
Transfers to other real estate owned	—	(785)

Net loan activity	10,839	19,962

Total loans at end of period	$144,417	$133,578

(1)	Includes $4.9 million and $5.0 million of non-owner occupied residential real estate loans at December 31, 2014 and December 31, 2013, respectively.
(2)	There were no non-owner occupied residential real estate loans purchased during any period presented.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that a delinquency notice be sent when a loan is 15 days past due. We follow up with a telephone call when a loan is 20 days past due, a reminder notice when a loan is 30 days past due, and a second telephone call and consumer credit counseling notice when the loan is 45 days past due. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 60 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. We attempt to work with borrowers to establish a repayment schedule that will cure the delinquency.

We generally place a loan on non-accrual status when it is 90 days past due. When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Other types of delinquent loans are handled in a similar fashion. If we cannot reach an acceptable workout of a delinquent commercial and industrial, commercial real estate or multi-family or consumer loan between 30 and 60 days of the due date of the first missed payment, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Troubled Debt Restructurings. During the financial crisis, we were aggressive in our efforts to identify borrower weaknesses and to structure modifications to qualified borrowers in order to help them during periods of financial difficulty. These modifications were either temporary or permanent. Borrowers were granted modifications after a detailed analysis of their current financial situation and future expectations. We modified loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal on loans or extend the maturity on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates) or to provide for temporary interest-only terms, or to forgive or defer the payment of interest. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Since 2009, the Bank has modified approximately 20 loans, primarily owner-occupied residential loans, some of which did not meet the definition of a troubled debt restructuring. At December 31, 2014, we had 13 loans remaining totaling $7.3 million that were designated as troubled debt restructurings. Of these loans, one loan totaling $1.4 million was included in our non-performing loans at such date because it was not performing in accordance with its modified terms. This loan was also classified as substandard at that date. No loans were designated as troubled debt restructurings, contractually performing on December 31, 2014, and classified as substandard at that date. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be upgraded from its classified and / or non performing status. Any loan categorized as a troubled debt restructuring will continue to retain that designation through the life of the loan, even if the loan is performing under its original contractual terms.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential(1)	$728	$—	$1,393	$—	$240	$2,075
Commercial	—	—	—	—	—	—
Multi-family	938	—	—	—	—	—
Home equity loans and lines of credit	—	53	—	—	—	—
Construction	—	—	—	—	—	—

Total real estate	1,666	53	1,393	—	240	2,075
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	9	—	—	—	—	—

Total loans	$1,675	$53	$1,393	$—	$240	$2,075

(1)	There were no delinquent non-owner occupied residential real estate loans at December 31, 2014 and December 31, 2013.

Classified Assets. Applicable regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the weaknesses are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each impaired loan on our watch list on a monthly basis with the Board of Directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “special mention” or “substandard.” In addition, we retain an independent third party to conduct an annual review of our Commercial loan portfolio.

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2014 and December 31, 2013. The classified assets total includes $1.4 million and $2.3 million of non-performing loans, respectively. The related specific valuation allowance in the allowance for loan losses for such non-performing loans was $0 and $82,000 at December 31, 2014 and December 31, 2013, respectively.

	At December 31,
	2014	2013
	(In thousands)
Classified assets:
Substandard:
Loans(1)	$2,331	$6,604
Securities	138	182

Total substandard	2,469	6,786
Doubtful	—	—
Loss	—	—
Other real estate owned	—	—

Total classified assets	$2,469	$6,786

Special mention	$3,165	$434

(1)	Includes non-accruing loans that are more than 90 days past due.

The decrease in classified assets from December 31, 2013 to December 31, 2014 was primarily due to payoffs, sustained performance with original or modified terms, or contractual amortization.

The decrease in substandard real estate loans is the result of the continued performance of $825,000 of loans previously designated as non-accruals, payoffs of $715,000, and upgrades to special mention of $2.8 million. There was no foreclosed real estate as of December 31, 2014 and 2013.

Non-Performing Assets. Non-performing assets decreased to $1.4 million, or 0.75% of total assets, at December 31, 2014, from $2.4 million, or 1.37% of total assets, at December 31, 2013. These remaining non-performing assets were comprised of three owner occupied one- to four-family residential loans, of which one borrower had two loans, a first and second mortgage on the property. The decrease in non-performing assets is due to upgrades as a result of sustained performance of $923,000. At December 31, 2014, two of the Bank’s non-performing loans were current for contractual or modified payments per their agreements.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Troubled debt restructurings include loans that may or may not be on non-accrual status, and loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including temporary or permanent reduction in interest rates (which may be at below market rates), temporary interest-only terms, or forgiveness or deferral of the payment of interest. Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated. The information reflects net charge-offs but not specific reserves. Troubled debt restructurings include loans that may or may not be on non-accrual status, and loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including temporary or permanent reduction in interest rates (which may be at below market rates), temporary interest-only terms, or forgiveness or deferral the payment of interest.

	At December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,419	$2,344
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	8
Construction	—	—

Total real estate	1,419	2,352
Commercial and industrial loans	—	—
Consumer loans	—	—

Total non-accrual loans	1,419	2,352

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total real estate	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	—	—

Total of nonaccrual loans and accruing loans 90 days or more past due	1,419	2,352

Other real estate owned:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total other real estate owned	—	—

Other non-performing assets	—	—

Total non-performing assets	1,419	2,352

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	5,180	3,908
Commercial	695	703
Multi-family	—	—
Home equity loans and lines of credit	53	—

Total real estate	5,928	4,611
Commercial and industrial loans	—	—
Consumer loans	—	—

Total troubled debt restructurings	5,928	4,611

Total non-performing loans and troubled debt restructurings	$7,347	$6,963

Non-performing loans to total loans	0.98%	1.76%
Non-performing assets to total assets	0.75%	1.37%
Non-performing assets and troubled debt restructurings to total assets	3.91%	4.06%

(1)	There were no non-performing non-owner occupied residential real estate loans at December 31, 2014 or December 31, 2013.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at December 31, 2014 and December 31, 2013.

Interest income that would have been recorded for the years ended December 31, 2014 and December 31, 2013, had non-accruing loans been current according to their original terms amounted to $39,000 and $107,000, respectively. Interest of approximately $1,000 and $57,000 related to these loans was included in interest income for the years ended December 31, 2014 and December 31, 2013, respectively.

Non-performing loans totaled $1.4 million at December 31, 2014, and consisted of 3 loans, all owner occupied one-to-four family residential first and second mortgage loans. Our largest non-performing loan was a $1.4 million one-to four- family residential loan secured by property located in Connecticut that was in foreclosure proceedings at December 31, 2014. We had no non-performing commercial real estate and multi-family loans at December 31, 2014. We had no foreclosed real estate at December 31, 2014.

Other Loans of Concern. There were no other loans at December 31, 2014 or December 31, 2013, that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a non-performing real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal or a new appraisal as well as other current estimates of value, adjusted for current economic conditions and other factors. Related general or specific reserves are adjusted on a quarterly basis. If a non-performing real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$742	$788

Charge offs:
Real estate loans:
One-to four-family residential	—	48
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial business loans	—	—
Consumer loans	—	3

Total charge-offs	—	51

Recoveries:
Real estate loans:
One-to four-family residential	1	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial business loans	—	—
Consumer loans	—	5

Total recoveries	1	5

Net recoveries (charge-offs)	1	(46)

Provision for loan losses	—	—

Allowance at end of period	$743	$742

Allowance to non-performing loans at the end of the period	52.36%	31.55%
Allowance to total loans outstanding at the end of the period	0.51%	0.56%
Net recoveries (charge offs) to average loans outstanding during the period	0.00%	-0.04%

(1)	There were no charge-offs related to non-owner occupied residential real estate loans during either of the periods presented.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014			2013
	Allowance for Loan Losses	Percent of Allowance for Loan Losses by Category	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Allowance for Loan Losses by Category	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$362	48.72%	66.78%	$323	43.53%	69.16%
Commercial	134	18.03	12.05	195	26.28	14.51
Multi-family	36	4.84	7.04	51	6.88	7.40
Home equity loans and lines of credit	27	3.63	1.98	30	4.04	2.98
Construction	121	16.29	8.36	49	6.60	2.63
Commercial and industrial loans	8	1.08	2.08	16	2.16	1.87
Consumer loans	21	2.83	1.71	21	2.83	1.45

Total allocated allowance	709	95.42	100.00%	685	92.32	100.00%

Unallocated	34	4.58		57	7.68

Total allowance for loan losses	$743	100.00%		$742	100.00%

(1)	Includes $64,000, or 8.61% of the allowance for loan losses, and $62,000, or 8.36% of the allowance for loan losses allocated to non-owner occupied residential loans at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, our allowance for loan losses represented 0.51% of total loans and 52.36% of non-performing loans, and at December 31, 2013, our allowance for loan losses represented 0.56% of total loans and 31.55% of non-performing loans. There were $1,000 in net recoveries and $46,000 in net loan charge-offs during the years ended December 31, 2014 and December 31, 2013, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the Massachusetts Commissioner of Banks and FDIC will periodically review our allowance for loan losses. The regulators may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. In recent years, beginning with the recession which began in 2008 and the subsequent challenging economic environment, our strategy has been to manage the maturities of our investment securities portfolio within our interest rate risk strategies. Recently, we have reduced our available-for-sale and held-to-maturity investment securities portfolio to $12.0 million at December 31, 2014 from $13.8 million at December 31, 2013, as we redeemed or sold securities during the year ended December 31, 2014, or did not reinvest proceeds from the maturation of securities, in order to fund lending activities. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the Board of Directors and our Executive Committee and any changes to the policy are recommended to and subject to the approval of the Board of Directors. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Chief Financial Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

Our investment policy provides that permissible investments represent at least 10% and not more than 40% of our total assets, and that holdings of any individual security issue, unless expressly permitted, be limited to $2.0 million. Our investment policy also requires that our investment portfolio meet certain diversification requirements, with U.S. Treasury, U.S. government and agency securities and overnight investments permitted up to 100% of our portfolio, U.S. agency step-up obligations permitted up to 25% of our portfolio, MBSs issued by U.S. government agencies permitted up to 25% of our portfolio, CMOs issued by Ginnie Mae permitted up to 10% of our portfolio, rated general obligation bank-qualified municipal obligations permitted up to 35% of our Tier 1 capital, corporate bonds permitted up to 40% of Tier 1 capital, preferred stock permitted up to 15% of Tier 1 capital, and equities (subject to applicable Massachusetts and FDIC regulations) permitted up to 100% of Tier 1 capital, mutual funds permitted up to 10% of our portfolio. Our policy also establishes limitations on securities issued by any one issuer, industry diversification requirements and limitations on mutual funds managed by any one firm or manager. At December 31, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, except for $138,000 in mortgage-backed securities that were acquired when our holdings in the Shay Mortgage Fund were redeemed in kind, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

Prior to any investment, certain investment instruments are subject to a price sensitivity test performed by our broker-dealers. These instruments are fixed rate instruments (other than mortgage-related instruments) with maturities greater than 10 years; mortgage-related securities with maturities greater than two years; floating rate instruments with caps or floors; floating rate instruments with coupon rates tied to or inversely related to an index; and securities that are continuously callable or have more than one call date.

Our current investment policy does not permit hedging activities, such as futures, options or swap transactions; coupon stripping; gains trading; short sales; securities lending; “when issued” securities trading; “pairoffs”; corporate or extended settlements other than in the normal course of business; repositioning repurchase agreements; purchasing securities on margin; trading with the intent to capture changes in price over 60 days or less; or other investment activities defined as “unsuitable investment practices” in applicable FDIC policy statements.

U.S. Government and Agency Obligations. At December 31, 2014, we had U.S. government and agency securities with a carrying value of $2.0 million, which constituted 17% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities and Collateralized Mortgage Obligations. At December 31, 2014, we had mortgage-backed securities with a carrying value of $6.6 million, which constituted 56% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pilgrim Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Municipal Securities. At December 31, 2014, we had municipal securities with a carrying value of $3.2 million, which constituted 27% of our securities portfolio. All of our current municipal securities are issued by municipalities in Massachusetts and have maturities not in excess of 15 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Investment Certificates of Deposit With Other Institutions. We invest in certificates of deposit with insured financial institutions in order to increase yields on short-term investments and manage the maturity of our investment portfolio. At December 31, 2014, we had $2.6 million in certificates of deposit with other institutions.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $694,000 at December 31, 2014. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Other Securities. At December 31, 2014, we had $384,000 invested in The Co-operative Central Bank reserve fund but did not have any corporate bonds, preferred stock, or equities. These securities generally provide higher yields than other securities in our portfolio and are generally more liquid than our other investments, so we may maintain these investments to provide liquidity and to generate returns in our portfolio. A mutual fund position totaling $782,000 was redeemed in January 2014, after the Bank received a notice from the fund manager, Shay Financial, that the fund would be closed and transferred in mid-January. We opted to redeem rather than transfer the balance to a new fund.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2014, our balance in bank-owned life insurance totaled $2.2 million and was issued by one insurance company.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our available-for-sale and held-to-maturity securities portfolio (excluding Federal Home Loan Bank of Boston common stock) at the dates indicated. Securities available-for-sale are carried at fair value.

	At December 31,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$1,985	$1,975	$2,460	$2,322
State and political subdivisions	3,258	3,233	4,447	4,372
Mortgage-backed securities	6,606	6,559	6,148	6,020
Mutual funds(1)	—	—	782	782

Total securities available-for-sale	$11,849	$11,767	$13,837	$13,496

Securities held-to-maturity:
Debt securities:
U.S. government and agency securities	$—	$—	$26	$25
State and political subdivisions	—	—	—	—
Mortgage-backed securities	149	196	228	259

Total securities held-to-maturity	$149	$196	$254	$284

Certificates of deposit with other institutions	$2,575	$2,578	$4,511	$4,518

(1)	We redeemed all of the mutual funds that we held in January 2014.

At December 31, 2014, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of stockholders’ total equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2014. Securities available-for-sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$—	—%	$502	1.25%	$983	1.87%	$500	3.00%	$1,985	2.00%	$1,975
State and political subdivisions	367	3.97%	854	2.77%	861	2.79%	1,176	3.17%	3,258	3.06%	3,233
Mortgage-backed securities	—	—%	497	1.75%	569	2.69%	5,540	2.81%	6,606	2.72%	6,559

Total securities available-for-sale	$367	—%	$1,853	2.08%	$2,413	2.39%	$7,216	2.88%	$11,849	2.69%	$11,767

Securities held-to-maturity:
Debt securities:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$149	4.60%	$149	4.60%	$196

Total securities held-to-maturity	$—	—%	$—	%	$—	—%	$149	4.60%	$149	4.60%	$196

Certificates of deposit with other institutions	$2,575	0.65%	$—	%	$—	—%	$—	—%	$2,575	0.65%	$2,578

Securities portfolio activity. The following table sets forth the purchase, sale and repayment activity in our securities portfolio during the periods indicated.

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Total at beginning of period	$18,261	$26,844

Purchases of:
U.S. government and agency securities	2,378	1,959
State and political subdivisions	880	336
Mortgage-backed securities	—	1,602
Reinvestment of interest on certificates of deposit	6	19

Deduct:
Principal repayments	(1,355)	(1,881)
Sales of:
U.S. government and agency securities	(478)	—
State and political subdivisions	(1,388)	—
Mortgage-backed securities	(594)	(3,564)
Mutual fund	(782)	—
Maturities of securities	(650)	(75)
Maturities of certificates of deposit	(1,942)	(6,238)
Write-downs (OTTI)	(12)	(247)
Amortization of securities, net	(92)	(120)
Change in unrealized net loss	259	(374)

Net activity	(3,770)	(8,583)

Total at end of period	$14,491	$18,261

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or federal funds sold as funding sources.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold any, brokered or internet deposits, and we do not accept deposit accounts opened on-line. We have participated in the Qwickrate program solely to invest in certificates of deposit, but we do not currently participate. We may elect to participate in the Qwickrate program in the future. At December 31, 2014, our core deposits, which are deposits other than certificates of deposit, were $84.5 million, representing 56.0% of total deposits.

In recent years, we have relied for deposit generation on promotional programs and advertising efforts, our reputation in the community for superior customer service, the variety of deposit accounts that we offer, our competitive rates, customer referrals, and cross-marketing efforts with loan customers. We may use promotional rates to meet asset/liability and market segment goals. We intend to continue to focus on increasing our core deposits by providing incentives on new transaction accounts, enhanced online services and mobile banking, and by leveraging commercial lending relationships to increase transaction accounts.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates as consumer become more conscious of interest rates.

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$15,718	10.23%	—%	$10,997	7.12%	—%
Money market	35,681	23.23	0.38	39,799	25.76	0.41
Savings	16,545	10.77	0.20	17,323	11.21	0.20
NOW accounts	18,667	12.15	0.10	17,390	11.26	0.11
Certificates of deposit	66,992	43.62	1.25	68,985	44.65	1.29

Total deposits	$153,603	100.00%	0.66%	$154,494	100.00%	0.72%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013
	(In thousands)
Beginning balance	$153,732	$156,653

Net withdrawals before interest credited	(3,745)	(4,031)
Interest credited	1,023	1,110

Net decrease in deposits	(2,722)	(2,921)

Ending balance	$151,010	$153,732

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013
	(In thousands)
Interest Rate Range:
Less than 1.00%	$32,205	$30,122
1.00% to 1.99%	28,668	25,075
2.00% to 2.99%	5,420	7,755
3.00% to 3.99%	190	1,520

Total	$66,483	$64,472

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2014.

	At December 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	More Than Four Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$27,071	$4,749	$385	$—	$—	$32,205	48.44%
1.00% to 1.99%	3,862	3,995	8,536	11,504	771	28,668	43.12
2.00% to 2.99%	2,010	1,279	291	1,840	—	5,420	8.15
3.00% to 3.99%	190	—	—	—	—	190	0.29

Total	$33,133	$10,023	$9,212	$13,344	$771	$66,483	100.00%

As of December 31, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $38.7 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Maturity Period:
Three months or less	$5,172
Over three through six months	2,911
Over six through twelve months	9,297
Over twelve months	21,316

Total	$38,696

Borrowings. We may obtain advances from the Federal Home Loan Bank of Boston (FHLB) upon the security of certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2014, we had $5.0 million in outstanding advances from the FHLB. At December 31, 2014, based on available collateral and our ownership of FHLB stock, and we had access to additional FHLB advances of up to $32.4 million.

The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the periods indicated.

	At or For the Years Ended
	December 31,
	2014	2013
	(Dollars in thousands)
Balance outstanding at end of period	$5,000	$5,000
Average amount outstanding during the period	$3,927	$4,101
Maximum outstanding at any month end	$7,000	$7,084
Weighted average interest rate during the period	1.09%	1.58%
Weighted average interest rate at end of period	0.63%	1.27%

Subsidiary and Other Activities

Pilgrim Bank is the wholly-owned subsidiary of Pilgrim Bancshares, Inc. Pilgrim Bank has three wholly-owned subsidiaries. 48 South Main Street Corporation is a Massachusetts investment corporation formed to hold certain of our investment securities for tax purposes. 40 South Main Street Realty Trust is a Massachusetts realty trust formed to hold our main office. 800 CJC Realty Corporation is a Massachusetts realty trust formed to hold certain real estate owned, although it did not hold any property at December 31, 2014.

Expense and Tax Allocation

Pilgrim Bank entered into an agreement with Pilgrim Bancshares, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Pilgrim Bank and Pilgrim Bancshares, Inc. entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2014, we had 35 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

Pilgrim Bank is a Massachusetts stock co-operative bank and is the wholly-owned subsidiary of Pilgrim Bancshares, Inc., a Maryland corporation, which is a registered bank holding company. Pilgrim Bank’s deposits are insured up to applicable limits by the FDIC, and by the Share Insurance Fund of the Co-Operative Central Bank of Massachusetts for amounts in excess of the FDIC insurance limits. Pilgrim Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Pilgrim Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Pilgrim Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Pilgrim Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a bank holding company, Pilgrim Bancshares, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Pilgrim Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Pilgrim Bancshares, Inc. and Pilgrim Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below are certain material regulatory requirements that are applicable to Pilgrim Bank and Pilgrim Bancshares, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Pilgrim Bank and Pilgrim Bancshares, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Pilgrim Bancshares, Inc., Pilgrim Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has extensive rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation mandated regulations requiring that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

The Dodd-Frank Act also required the Consumer Financial Protection Board to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective January 10, 2014, establish a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Pilgrim Bank and Pilgrim Bancshares, Inc.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered co-operative bank, Pilgrim Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Pilgrim Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Massachusetts Commissioner of Banks also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

The Commonwealth of Massachusetts recently adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks. Where indicated in the below discussion, the new provisions of Massachusetts banking law are scheduled to take effect on April 7, 2015.

Lending Activities. A Massachusetts-chartered co-operative bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Pilgrim Bank does not sell or refer insurance products, and has not sought approval for insurance sales activities.

Dividends. A Massachusetts co-operative bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts co-operative bank with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends on common stock without also declaring dividends on preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Dividends from Pilgrim Bancshares, Inc. may depend, in part, upon receipt of dividends from Pilgrim Bank. The payment of dividends from Pilgrim Bank would be restricted by federal law if the payment of such dividends resulted in Pilgrim Bank failing to meet regulatory capital requirements.

Parity Regulation. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. Beginning in April 2015, a Massachusetts bank must provide the Massachusetts Commissioner of Banks advance written notice prior to engaging in certain activities permissible for national banks, federal thrifts, or out-of-state banks.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of the bank’s capital stock.

Loans to a Bank’s Insiders. Massachusetts banking laws currently prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the board of directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.

Beginning in April 2015, Massachusetts law provides that a Massachusetts bank shall comply with Regulation O of the Federal Reserve Board. See “—Federal Banking Regulation—Transactions with Related Parties.”

Investment Activities. In general, Massachusetts-chartered co-operative banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Pilgrim Bank’s investment activities. See “—Federal Banking Regulation—Business Activities.”

Regulatory Enforcement Authority. Any Massachusetts co-operative bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned.

The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Pilgrim Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Co-Operative Central Bank and Share Insurance Fund. All Massachusetts-chartered co-operative banks are required to be members of the Co-Operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-Operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “—Federal Banking Regulation—Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Banking Regulation

Business Activities. Under federal law, all state-chartered FDIC-insured banks, including co-operative banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered co-operative banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances including a change in charter or a determination by the FDIC that such investments pose a safety and soundness risk.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Capital Requirements. The FDIC requires federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”) to meet minimum capital standards: a 4% core capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-based assets ratios, and an 8% total capital to risk-based assets ratio.

As noted, the risk-based capital standard requires the maintenance of core capital (also referred to as Tier 1 capital) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, Pilgrim Bank’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the international Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $500 million or more.

The rule establishes a new common equity core (Tier 1) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum core capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The minimum leverage ratio will be established at a uniform 4%.

The rule also includes changes in what constitutes regulatory capital. Tier 2 capital will no longer be limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are subject to deduction above more stringent limits than the existing regulations. Core capital generally will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities). Pilgrim Bank has opted out of the one-time option of the inclusion of accumulated other comprehensive income in its regulatory capital calculation in order to reduce the impact of market volatility on its regulatory capital levels.

As noted, the new capital requirements also include changes in the risk weights of assets designed to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (a range of 0% to 600%) for certain equity exposures.

The rule limits an institution’s capital distributions and certain discretionary bonus payments to executives if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for Pilgrim Bank on January 1, 2015. More stringent deduction requirements are subject to transition through January 1, 2018. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

Pilgrim Bank has conducted an analysis of the application of these new capital requirements as of December 31, 2014. We have determined that Pilgrim Bank meets all of these new requirements, as if these new requirements had been in effect on that date.

A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Pilgrim Bank’s ability to pay dividends will be limited if Pilgrim Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Pilgrim Bancshares, Inc. to pay dividends to its stockholders.

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Pilgrim Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to Pilgrim Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Pilgrim Bank’s most recent rating under Massachusetts law was “Satisfactory.”

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Related Parties. An institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Pilgrim Bank. Pilgrim Bancshares, Inc. will be an affiliate of Pilgrim Bank because of its control of Pilgrim Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Pilgrim Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Pilgrim Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Pilgrim Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has extensive enforcement responsibility over state non-member banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action by the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance. The FDIC also has the authority to terminate deposit insurance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well-capitalized and well-managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action Regulations. The FDIC is required by law to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

Under FDIC prompt corrective action regulations Pilgrim Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0% in order to be classified as “well-capitalized.” An institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4.0% is considered to be undercapitalized. An institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2014, Pilgrim Bank met the criteria for being considered “well capitalized.”

The final capital rule adopted in July 2013 modifies the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. Under the new standards, in order to be considered well-capitalized, Pilgrim Bank would have to have a common equity Tier 1 ratio of at least 6.5% (new), a Tier 1 risk-based capital ratio of at least 8.0% more (increased from 6.0%), a total risk-based capital ratio of at least 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). Pilgrim Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014. We have determined that Pilgrim Bank is well-capitalized under these new standards, as if these new requirements had been in effect on Pilgrim Bank at that date. See “—New Capital Rule.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Pilgrim Bank. Deposit accounts in Pilgrim Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was less than 1 basis point of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund of 2.0%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Pilgrim Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. State non-member banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $89.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $89.0 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $13.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Pilgrim Bank is in compliance with these requirements.

Federal Home Loan Bank System. Pilgrim Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Pilgrim Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Pilgrim Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Pilgrim Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2014, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50%, in 2013 equal to an annual yield of 0.38%, and in 2014 equal to an annual yield of 1.49%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Pilgrim Bank.

Other Regulations

Interest and other charges collected or contracted for by Pilgrim Bank are subject to state usury laws and federal laws concerning interest rates. Pilgrim Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	the Biggert-Watters Flood Insurance Reform Act of 2012; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Pilgrim Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Pilgrim Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires depository institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Pilgrim Bancshares, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, Pilgrim Bancshares, Inc. is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Pilgrim Bancshares, Inc. and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary institution.

Permissible Activities. Pilgrim Bancshares, Inc. is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. Pilgrim Bancshares, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval also is required for Pilgrim Bancshares, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would directly or indirectly own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating applications by holding companies to acquire depository institutions, the Federal Reserve Board must consider, among other things, the financial and managerial resources and future prospects of the company and institutions involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that meets certain criteria, such as being well-capitalized and well-managed within the meaning of applicable regulations, may elect to become a “financial holding company.” Such an election allows a bank holding company to engage in a broader array of financial activities, including insurance and investment banking.

Capital. When it reaches $500 million in total assets, Pilgrim Bancshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for Pilgrim Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all bank holding companies with total assets of $500 million or more, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such bank holding companies will be subject to regulatory capital requirements that are the same as the new capital requirements for Pilgrim Bank. These new capital requirements include provisions that, when applicable, might limit the ability of Pilgrim Bancshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Pilgrim Bancshares, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014, and has determined that it would meet all of these new requirements, including the full 2.5% capital conservation buffer, and would remain well-capitalized, if these new requirements had been in effect on that date.

Source of Strength. The Dodd-Frank Act codified the “source of strength” doctrine. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of managerial and financial strength to their subsidiary banks by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary institution becomes undercapitalized. The policy statement also states that a bank holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Pilgrim Bancshares, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a co-operative bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank

Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Bank; and (iii) is subject to examination by the Massachusetts Commissioner of Banks.

Federal Securities Laws

Pilgrim Bancshares, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Pilgrim Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock to be issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by or issued to our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Pilgrim Bancshares, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Pilgrim Bancshares, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Pilgrim Bancshares, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We are subject to further reporting and audit requirements under the requirements of the Sarbanes-Oxley Act. We have implemented policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General. Pilgrim Bancshares, Inc. and Pilgrim Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Pilgrim Bancshares, Inc. and Pilgrim Bank.

Method of Accounting. For federal income tax purposes, Pilgrim Bancshares, Inc. and Pilgrim Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the percentage method of accounting for bad debt reserves by banks and savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2014, Pilgrim Bank had no minimum tax credit carryforward.

Corporate Dividends. We may exclude from our income 100% of dividends received from Pilgrim Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Pilgrim Bancshares, Inc.’s and Pilgrim Bank’s federal income tax returns, including tax returns of Pilgrim Bancshares, Inc.’s predecessors, have not been audited in the most recent five-year period.

State Taxation

For tax years beginning on or after January 1, 2009, Massachusetts generally requires corporations engaged in a unitary business to calculate their income on a combined basis with corporations which are under common control. Accordingly, Pilgrim Bancshares, Inc. and Pilgrim Bank currently file combined annual income tax returns.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income.

Pilgrim Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2014 tax year, Pilgrim Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. None of the state tax returns of Pilgrim Bank is currently under audit, nor have any of these tax returns been audited during the past five years.

As a Maryland business corporation, Pilgrim Bancshares, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.bankpilgrim.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Pilgrim Bancshares, Inc.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

Properties

The following table sets forth information regarding our office properties as of December 31, 2014. The net book value of our furniture, fixtures and equipment at December 31, 2014, was $561,000. We believe that our current facilities are adequate to meet our present and foreseeable needs.

Location	Leased or Owned		Year Acquired or Leased	Square Footage	Net Book Value of Real Property
					(In thousands)
Main Office:

40 South Main Street Cohasset, MA 02025	Owned		2011	3,465	$2,609

Full Service Branches:

800 Chief Justice Cushing Highway Cohasset, MA 02025	Owned		2002	4,400	1,211

350-354 Front Street Marion, MA 02738	Owned	(1)	2007	10,778	1,865

Other Properties:

48-50 South Main Street Cohasset, MA 02025	Owned	(2)	1969	6,094	423

8 Brewster Road Cohasset, MA 02025	Owned	(3)	2008	2,064	363

(1)	We occupy approximately 2,500 square feet, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(2)	We occupy approximately 1,900 square feet for our Operations Department, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(3)	The Brewster Road property is currently vacant and is on the market for sale.

ITEM 3.	Legal Proceedings

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosure.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “PLRM.” The number of holders of record of Pilgrim Bancshares, Inc.’s common stock as of March 15, 2015, was 211. Certain shares of Pilgrim Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Pilgrim Bancshares, Inc. began trading on the OTC Pink Marketplace on October 13, 2014. Accordingly, there is no market information for the periods prior to such date.

The following table sets forth the high and low closing bid prices per share of common stock for the period indicated.

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2014	$11.15	$10.73	$—

Pilgrim Bancshares, Inc. has not declared dividends on its common stock. Dividend payments by Pilgrim Bancshares, Inc. are dependent in part on dividends it receives from Pilgrim Bank because Pilgrim Bancshares, Inc. has no source of income other than dividends from Pilgrim Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Pilgrim Bancshares, Inc. and interest payments with respect to Pilgrim Bancshares, Inc.’s loan to the Employee Stock Ownership Plan.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. On March 11, 2014, Pilgrim Bancshares, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of Pilgrim Bank and the related offering of common stock by Pilgrim Bancshares, Inc. The Registration Statement (File No. 333-194485) was declared effective by the Securities and Exchange Commission on August 11, 2014. Pilgrim Bancshares, Inc. registered 2,182,125 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $21.8 million. The stock offering commenced on August 12, 2014, and ended on September 11, 2014. The issuance of shares was completed on October 10, 2014 and the shares began trading on October 13, 2014.

Pilgrim Bancshares, Inc. contributed $10.1 million of the net proceeds of the offering to Pilgrim Bank. In addition, $1.8 million of the net proceeds were used to fund the loan to the employee stock ownership plan; $725,000 (consisting of 65,464 shares of common stock and $70,360 in cash from the proceeds of the offering) was contributed to a charitable foundation established by the Bank in connection with the conversion; and $8.3 million of the net proceeds were retained by Pilgrim Bancshares, Inc.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Stock Repurchases. None.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Pilgrim Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2014 and December 31, 2013 and our results of operations for the years ended December 31, 2014 and December 31, 2013. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. Pilgrim Bancshares, Inc. had not engaged in any activities at December 31, 2013; therefore, the 2013 information reflected in this section reflects the consolidated financial performance of Conahasset Bancshares, MHC and subsidiaries.

Overview

Our business consists primarily of attracting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate, commercial real estate, multi-family and construction loans, and, to a lesser extent, commercial and industrial and consumer loans. We have historically conducted our lending operations with a view towards the specific needs of customers in the communities that we serve, measuring our success by customer satisfaction and the extent of our customer relationships, rather than on volume based loan origination. Accordingly, because of the demographics of our market area, we have focused, and expect to continue to focus, on “jumbo” loans. At December 31, 2014, $96.4 million, or 66.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, including non-owner occupied residential real estate loans of $18.3 million, or 12.7% of our loan portfolio, and jumbo loans of $42.8 million, or 54.8% of our owner occupied one- to four-family residential loans and 29.6% of our total loans. Of the jumbo loans, $27.1 million were originated by Pilgrim Bank and $20.1 million were purchased loans. We also invest in securities, which consist primarily of U.S. government agency obligations and U.S. government agency mortgage-backed securities and to a lesser extent, state and municipal securities and U.S. government agency collateralized mortgage obligations. We historically have relied heavily on certificates of deposit for funding, but we offer a variety of deposit accounts, including checking accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts, including IRAs. We utilize advances from the FHLB for asset/liability management purposes, to leverage loan purchases, and, to a much lesser extent, for additional funding for our operations. At December 31, 2014, we had $5.0 million in advances outstanding with FHLB.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Noninterest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. We expect our return on equity to remain relatively low until we are able to fully leverage the additional capital that we received from the offering.

Business Strategy

We have historically operated as a traditional thrift headquartered in Cohasset, Massachusetts. As a traditional thrift, our focus has been, and will continue to be, one- to four-family residential mortgage lending, particularly “jumbo” mortgage loans and construction loans for owner occupied properties, in our market area. In 2005, we determined that we would be more competitive and profitable if we transitioned a portion of our operations to a commercial bank model. Accordingly, we made a decision to diversify our lending portfolio by expanding commercial real estate and construction lending in order to increase revenues and manage our interest rate and concentration risk. Because we realized that endeavoring to expand commercial real estate and construction lending placed us in a highly competitive space in our market area, we hired additional experienced commercial lenders who had previously worked in the South Shore and Boston markets to support our expanding commercial real estate and construction activities.

While we were successful in expanding our commercial real estate and construction lending, these lenders also brought knowledge of and experience with a niche of select customers engaged in investing in and renovating residential properties. To satisfy the demands of and enhance our banking relationships with these borrowers, we developed a loan product that consisted of a construction loan for the rehabilitation of existing non-owner occupied properties that automatically converts to a fully-amortizing residential mortgage loan following the construction period. We approve the construction / rehabilitation and the permanent portions of the loan at the time the borrower submits an application, which fixes the interest rate for the borrower at the initial extension of credit, and eliminates the need or reapplication for permanent financing and a second closing.

The result of these efforts was an expansion in our non-owner occupied residential portfolio and our portfolio of construction and renovation loans related to non-owner occupied residential properties. The business cycles of these customers naturally led them to engage in larger projects, and we responded by developing multi-family loan products, and related construction and renovation loan products, to offer to these customers. Accordingly, a significant portion of our portfolio consists of high-quality non-owner occupied residential loans and construction loans and, although we have experienced a slight decline in multi-family loans due to payoffs in recent periods, we also have a moderate portfolio of multi-family loans. We historically have had a significant construction lending portfolio, although during the recent economic downturn the portfolio decreased due to payoffs and the transition of construction loans to permanent loans. However, at the end of 2014, the Bank increased its originations of construction loans, particularly non-owner occupied rehabilitation-to-permanent loans. We expect this trend to continue into 2015.

In addition, as we continued to develop relationships with both our residential mortgage customers and our commercial, multi-family and non-owner occupied real estate loan customers, we recognized that, although certain towns within our market area are primarily residential, other towns are home to a diverse variety of small businesses providing services to the residents of our market area, and that there was an opportunity for us to offer customized business banking products to those small businesses. We determined that we could further diversify our portfolio by increasing our commercial and industrial lending activities, and in 2013 we hired a lender with significant experience in commercial and industrial and Small Business Administration (“SBA”) lending.

Our principal objective is to distinguish ourselves as a strong independent bank in our market area by improving our offering of diverse products and superior customer service to customers, maintaining our commitment to community involvement, developing market niches and exploring new lines of business and growth opportunities while adhering to a sound financial plan that provides for strong capital position and profits and asset growth sufficient to allow us to provide for the financial needs of our customers. We believe that our primary competitive advantage is and will continue to be our motivation to create relationships rather than “one product” customers, and that the first step in beginning a banking relationship is exhibiting the flexibility to customize products and services, particularly loan products, to meet the specific needs of the customer. We believe that, in our market area, this can be accomplished by working with customers to extend credit, within prudent and conservative guidelines, in situations where characteristics of non-conforming loans may be present, with particular focus on “jumbo” loans. We strive to provide friendly, knowledgeable, courteous and professional services as we invite current and potential customers to “Discover the Pilgrim Difference.”

We recognize that, although we have managed to operate profitably throughout a challenging economic period, modest organic growth in our market area and continued expansion into the customer base in contiguous areas is essential to our continued profitability. We intend to take advantage of the opportunities presented by our market area to expand our operations. Highlights of our current business strategy following the completion of the offering, subject to regulatory approval where applicable and market conditions, are set forth below.

Prudently and opportunistically grow our earnings base by leveraging the expertise and contacts of our current lending staff and by hiring additional lending personnel with extensive experience in our market area and in the Boston area. We believe that in order to increase our income and profitability, we must focus on continuing to grow our earnings base, particularly our loan portfolio. Our total loan portfolio, before allowance for loan losses increased $10.8, or 8.1%, to $144.4 million at December 31, 2014 from $133.6 million at December 31, 2013, and increased $20.0 million, or 17.6%, to $133.6 million at December 31, 2013, from $113.6 million at December 31, 2012, and increased $3.8 million, or 3.5%, to $113.6 million at December 31, 2012, from $109.8 million at December 31, 2011. However, these increases occurred during periods of minimal or no deposit growth, resulting in steadily declining levels of cash, interest-bearing deposits with other financial institutions and securities. As a result of the stock conversion, our total assets increased $16.4 million, or 9.6%, to $188.0 million at December 31, 2014 from $171.6 million at December 31, 2013. We intend to continue to grow our balance sheet through increased originations of one-to four-family residential real estate, specifically conventional non-conforming and jumbo loans, on which we have historically focused. Specifically, we intend to increase our marketing efforts, inside and outside our current market area, foster deposit relationships as we increase core deposits, and develop mortgage products customized to serve the needs of our customer base, including “jumbo” loans, non-conforming residential loans, non-owner occupied residential loans and rehabilitation-to-permanent loans. We believe that a significant portion of our loan growth over the past several years was the direct result of relationships between borrowers and experienced lending staff that we hired in connection with our decision to enter into commercial real estate and multi-family lending. We intend to continue to leverage the business relationships of these lenders, and also to hire additional lenders with experience in our market area and the greater Boston area to obtain additional relationships in these communities and to complement our existing staff. To better serve and expand our customer base we intend to develop and continually review a pricing model that will attract prospective customers, particularly homeowners and investors in non-owner occupied residential and multi-family property and commercial real estate.

Increase our focus on commercial real estate, multi-family, owner occupied residential and construction lending and continue to expand our niche in non-owner occupied residential and construction lending. Although one- to four-family residential lending has been and will continue to be a key component of our strategy, we recognize that, with recent downward trends in interest rates on residential loans, a prudent approach to expanding our origination of a diverse variety of loans is essential to our profitability. We intend to increase our focus on commercial real estate, multi-family, non-owner occupied residential and construction loans, both in our market area and in the greater Boston area, and also expand the portfolio of non-owner occupied residential lending that we have developed in the past several years. In particular, we believe that our continued focus on our rehabilitation-to-permanent loan product will serve to initiate commercial lending relationships that will, over time, increase in size and complexity. Because commercial lending is based on relationships, in the past several years we have hired, and expect to continue to hire, commercial lending officers who we believe either already have strong borrower relationships or have the capability and experience to develop those relationships. We believe that fostering these relationships will allow us to increase our multi-family and commercial real estate lending, as well as related construction lending, as customers who began banking with us in the non-owner occupied residential and construction rehabilitation loan space grow their operations and become involved in larger projects. We also believe that these relationships will, despite increased relationship balances, serve to mitigate risk because these relationships tend to consist of more loans with smaller balances and secured by different properties as compared to commercial real estate loans. The change in the diversification of our loan portfolio is not dependent on the proceeds of the offering.

As we have gradually increased our commercial real estate, multi-family, non-owner occupied residential and construction lending, we have been able to rely on the experience of our lenders to develop a culture of diligence with respect to adherence to policies and procedures designed to mitigate risk, and to enhance our lending policies and procedures with respect to these types of lending. Accordingly, we believe that we are positioned, with experienced key members of our lending team and policies and procedures developed to mitigate credit risk as we grow, to develop a significant portfolio of high-quality commercial real estate, multi-family, non-owner occupied residential and construction loans. Commercial real estate, multi-family, non-owner occupied residential and particularly construction loans generally have shorter terms and repricing characteristics than fixed-rate, longer-term, one- to four-family residential real estate loans. We expect that a disciplined approach to increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending will diversify and increase the yield on our loan portfolio. In addition, because we will focus on providing excellent customer service and fostering relationship banking with respect to these loans in our market area and nearby Boston, we expect that an increase in lending will result in a corresponding increase in our customer base for deposits and other services.

Continue to expand our traditional originations of one- to four-family residential mortgage loans, customize non-conforming and jumbo mortgage loans to suit the needs of our customer base, foster multiple-loan relationships and market our niche non-owner occupied rehabilitation-to-permanent loans. Although we believe that we must increase non-residential lending in order to grow, increase profitability and diversify our portfolio, we also recognize that we have developed our reputation in our market area based on a tradition of conventional residential real estate mortgage lending. We believe that one- to four-family lending is essential to maintaining customer relations and our status as a community-oriented bank, and also creates invaluable ties to the communities that we serve. While expanding our conventional mortgage activities in our market area and in nearby Boston is important to our growth as well as our asset/liability and interest rate risk management, we recognize that, in order to fully serve the customers in our market area, we must increase our originations of loans of “jumbo” loans, loans where one or more characteristics of non-conforming loans, such as high debt-to-income ratios, are present but mitigated by other factors such as low loan-to-value ratios, and our niche rehabilitation-to-permanent loans in order to meet the needs of customers in our market area, subject to prudent credit risk management and underwriting policies. In addition, we expect to hire additional mortgage originators with lending experience in our market area and Boston in order to increase our origination capacity. We also believe that retention and servicing of the loans that we originate, particularly residential mortgage loans, is important to maintaining our status as a community-focused institution and preserving customer relationships. Accordingly, we intend to continue to retain in our portfolio the majority of the loans that we originate. We do not originate one- to four-family residential or other loans specifically for resale or rely on the sale of loans to generate noninterest income, and do not intend to do so in the future. However, we recognize that a policy of selling and purchasing select loans will allow us to supplement our interest income and, more importantly, manage interest rate risk. As we have done in the past, we will evaluate opportunities to sell certain long-term fixed-rate one- to four-family loans and to purchase quality residential real estate loans when such activities fulfill our asset/liability, interest rate risk and credit risk needs. We will also consider opening one or more loan production offices to increase our exposure to customers in portions of our market area without ready access to our branch offices, although we do not currently have specific plans to do so, and positioning a portion of our origination staff to these locations in order to expand our marketing reach to outlying portions of our market area.

Increasing core deposits through aggressive marketing and the offering of new deposit products. Although we have historically depended on certificates of deposits to fund our investment activity and loan originations, as well as supporting our liquidity needs, we also offer checking, NOW, savings and money market deposit accounts, which we refer to as “core” deposits. We recognize that we can obtain greater leverage from our deposits by focusing on relationship banking rather than “one product” customers that typically invest in certificates of deposits. Core deposits, which include all deposit account types except certificates of deposit, comprised 56.0% of our total deposits at December 31, 2014, down from 58.1% of total deposits at December 31, 2013. We market core deposits through the internet, in-branch and local mail, print and radio advertising, as well as programs that link various accounts and services together, minimizing service fees. We intend to pursue increased origination of these low cost deposits, with particular focus on transaction accounts, by implementing pro-active marketing and promotional programs, offering attractive interest rates, and offering competitive products to meet the needs of the demographic groups in our market areas, such as remote deposit capture for business customers, mobile banking, and broadening banking relationships with lending customers, particularly as we expand our commercial real estate, multi-family, non-owner occupied residential and construction lending. We expect to focus on employee training and development with respect to deposit generation, deposit retention and knowledge of our products and services so that our branches become sources of deposit generation. We also believe that the implementation of our strategy to increase relationship-based commercial real estate, multi-family non-owner occupied residential and construction lending and to establish additional product delivery channels and technological services such as electronic and mobile banking applications will serve to increase our core deposits. An increase in transaction deposits and relationship banking will decrease our dependence on certificates of deposit, reduce our interest rate sensitivity, and allow us to continue to utilize FHLB advances primarily for asset/liability management purposes rather than to fund our operations.

Continuing to improve our risk profile by managing our credit risk to maintain a low level of non-performing assets and enhancing our policies and procedures as needed. We believe that strong asset quality is a key to long-term financial success, and that managing credit risk is an essential part of successfully managing a financial institution. We have sought to grow and diversify the loan portfolio, while maintaining strong asset quality and moderate credit risk, using underwriting standards that we believe are conservative, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. In order to grow and increase the profitability of our loan portfolio, we must originate loans that have higher risks than conventional one- to four-family residential loans, including commercial real estate, multi-family, non-owner occupied residential and construction loans, as well as residential loans where certain characteristics of non-conforming loans are present. However, we believe that continued adherence to our philosophy of managing large loan exposures through our experienced, risk-based approach to lending will serve to mitigate the risks associated with such loans. We are committed to devoting significant resources to maintaining low levels of delinquencies and non-performing assets as we diversify our loan portfolio, and we remain acutely focused on the credit risks associated with these loans because we intend to retain the majority of these loans in our portfolio for an extended time.

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Specifically, we have implemented procedures to perform internal reviews of selected loans based on risk features and dollar volume. We have instituted a risk-rating matrix to appropriately identify potential risks and rate loans based on key risk characteristics. Additionally, we have implemented a policy that requires a third-party independent loan review of at least 25% of our commercial real estate, multi-family, non-owner occupied residential and construction portfolio, with a focus on new relationships, large dollar volume relationships, and identified problem loans. The loan review policy also requires a third-party review of a sample of loans originated by each loan officer. The third party reviewer provides an initial review of risk-rating conclusions and discusses its findings with management. The report is also presented to the board of directors. Final risk-rating conclusions are based on the third party reviewer’s independent research plus information provided by management. During the year ended December 31, 2014, a third party reviewed approximately $29.2 million, or approximately 64.7% of our commercial real estate, multi-family, non-owner occupied residential and construction loan portfolio. The third party reviewer concurred with our internal risk ratings with respect to loans reviewed in its initial findings, based on dollar amount outstanding. Accordingly, management concluded that our improved internal reviews and risk rating procedures are effective in evaluating our credit risk. We believe that policies and procedures are only effective when implemented and monitored by qualified and dedicated personnel. Accordingly, we created the position of Assistant Vice President—Credit Analyst in 2011 and maintain a staff with experience managing commercial loan administration. We expect to hire additional credit administration and collections personnel as needed to support the planned growth of our loan portfolio. We also intend to continually enhance our loan underwriting, credit administration and collection procedures, and to implement improved credit risk management and asset-liability management techniques, such as portfolio stress testing, portfolio credit analysis, and credit decision monitoring matrices. Finally, we believe that focusing on commercial lending relationships with active management teams or owners and on complete banking relationships (instead of loan only relationships) will also mitigate some of the risks associated with commercial and industrial and consumer lending.

Credit risk management also applies to our investment philosophy. We continually monitor the investment portfolio for credit risk, with a quarterly formal review by our executive committee and our asset/liability committee, which is composed of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Vice President of Commercial Lending, our Assistant Vice President and Controller, and our Assistant Vice President—Credit Analyst, of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation. We intend to replace maturing investments in 2015 as determined to be appropriate in accordance with our risk management policies, asset/liability analysis and our funding needs. We have also invested in money market mutual fund accounts in the past, which we utilize as an alternative to investing excess cash in federal funds, but do not have any positions at this time.

As was the case with many financial institutions, we experienced elevated levels of problem assets following the economic downturn that began in 2008. However, as a result of our credit risk management initiatives, we have reduced classified loans to $2.3 million, or 1.6% of total loans, at December 31, 2014 from a high of $8.4 million or 7.2% of total loans in June 2012, reduced non-performing loans to $1.4 million, or 0.98% of total loans, at December 31, 2014 from a high of $4.6 million or 4.2% of total loans in September 2012, and reduced delinquent loans to $3.1 million, or 2.2% of total loans, at December 31, 2014 from a high of $8.3 million or 7.5% of total loans in April 2011. Classified assets other than loans totaled $138,000 at December 31, 2014 and consisted entirely of private mortgage-backed securities we obtained as a distribution in kind of securities in 2009 after the manager of a mutual fund in which we had invested restricted cash redemptions.

Accordingly, we believe that our credit risk and asset quality management initiatives have been effective and, as long as we continually review, evaluate and enhance, as necessary, our policies and procedures, will continue to be effective in maintaining low levels of classified, non-performing and delinquent loans.

Develop a commercial and industrial loan origination platform in our market area, including developing an SBA loan program. Our primary immediate strategic focus will be to expand one- to four-family residential lending in our market area and increase commercial real estate, multi-family, non-owner occupied and construction lending. However, we believe that, because our market area is increasingly becoming home to a variety of small businesses in our communities that serve the residential population, it is important to develop a commercial and industrial loan origination platform as a secondary complimentary source of income in the medium term. We have recently hired a lender with significant commercial and industrial lending experience, particularly in SBA lending. We have actively participated as a lender under the SBA Section 504 lending program, and were recently approved as a lender for the Section 7a SBA program. To expand commercial and industrial lending, we intend to target small- to mid-sized commercial clients, including retail businesses and medical and other professional practices, as well as construction firms and traditional commercial businesses, located in our market area; develop loan products that will satisfy the needs of small business borrowers in our market area; and expand SBA offerings in all areas of our market area. We believe that the development of a commercial and industrial lending platform will allow us to provide additional products and services to and deepen our banking relationships with our existing and future commercial customers, including customers engaged in commercial real estate, multi-family and construction industries, and the owners and employees of such businesses.

These strategies are intended to guide our investment of the net proceeds of the offering. We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. We have adopted a strategic plan to leverage the capital raised in the offering to increase our earnings base, especially the size of our loan portfolio, and therefore our profitability. Our strategic plan assumes that we will not continue to incur the same level of charge-offs, provisions for loan losses, write downs on real estate owned and losses on sales of real estate owned or expenses related to problem assets as we have in recent periods, and that we will not incur the non-recurring expenses related to write-downs of securities and the construction of our home office that we incurred in 2012 and 2013. The conversion has had a short-term adverse impact on our operating results, due to additional costs related to becoming a public company and increased compensation expenses associated with our employee stock ownership plan. The possible implementation of one or more stock-based benefit plans could adversely affect our results of operations in future periods. In addition, growth of earning assets is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including hiring initiatives, deposit generation campaigns and the potential opening of loan production offices. We may not be able to successfully implement our strategic plan, and therefore may not operate profitably in the periods following the conversion.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The recently enacted JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses and deferred tax assets to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, bank regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total Assets. Total assets increased $16.4 million, or 9.6%, to $188.0 million at December 31, 2014 from $171.6 million at December 31, 2013. The increase was primarily driven by $20.1 million of net proceeds received in the stock offering conversion, partially offset by a reduction in deposits.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents increased $9.3 million, or 103.3%, to $18.3 million at December 31, 2014 from $9.0 million at December 31, 2013. The increase in cash was driven by proceeds related to the stock offering conversion. Time deposits with other banks decreased $1.9 million, or 42.2%, to $2.6 million at December 31, 2014 from $4.5 million at December 31, 2013. The decrease in time deposits with other banks reflected their maturation.

Net Loans. Net loans increased $10.9 million, or 8.2%, to $143.8 million at December 31, 2014 from $132.9 million at December 31, 2013. Construction loans increased $8.6 million, or 245.7%, to $12.1 million at December 31, 2014 from $3.5 million at December 31, 2013, one- to four-family residential real estate loans increased $4.0 million, or 4.3%, to $96.4 million at December 31, 2014 from $92.4 million at December 31, 2013, and commercial and industrial loans increased $500,000, or 20.0%, to $3.0 million at December 31, 2014 from $2.5 million at December 31, 2013. Commercial real estate loans decreased $2.0 million, or 10.3%, to $17.4 million at December 31, 2014 from $19.4 million at December 31, 2013, and home equity loans and lines of credit decreased $1.1 million, or 27.5%, to $2.9 million at December 31, 2014 from $4.0 million at December 31, 2013. The Company originated $42.4 million and purchased $10.8 million of new loans during 2014. Partially offsetting the loan originations and purchases were $32.0 million of loan payoffs and amortizations, $2.0 million of mortgages sold to the FHLB, and $8.5 million of unadvanced funds on 2014 originations.

Investment Securities. Investment securities classified as available-for-sale decreased $1.7 million, or 12.6%, to $11.8 million at December 31, 2014 from $13.5 million at December 31, 2013, due to sales of securities, maturities in the ordinary course of business, and the redemption of a mutual fund position after being notified the fund would be closed. Investment securities classified as held-to-maturity decreased $105,000, or 41.3%, to $149,000 at December 31, 2014 from $254,000 at December 31, 2013 due to sales of securities, maturities in the ordinary course of business and a write-down of $12,000. At December 31, 2014, investment securities classified as available-for-sale consisted primarily of debt securities issued by the U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and government-sponsored mortgage-backed securities, with a focus on suitable government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at December 31, 2014 increased $49,000, or 2.2%, compared to December 31, 2013 due to normal increases in cash surrender value.

Deposits. Deposits decreased $2.7 million, or 1.8%, to $151.0 million at December 31, 2014 from $153.7 million at December 31, 2013. During the year ended December 31, 2014, demand deposits increased $2.0 million, or 16.7%, to $14.0 million from $12.0 million, NOW account deposits increased $264,000, or 1.3%, to $20.3 million from $20.0 million, savings accounts decreased $34,000, or 0.2% to $17.3 million from $17.3 million, and money market accounts decreased $6.9 million, or 17.3%, to $33.0 million from $39.9 million, while certificates of deposit increased $2.0 million, or 3.1%, to $66.5 million from $64.5 million. Core deposits, which we consider to be our noninterest demand accounts, NOW accounts, savings accounts and money market accounts, decreased $4.8 million, or 5.4%, to $84.5 million at December 31, 2014 from $89.3 million at December 31, 2013. The growth in certificates of deposit resulted from a promotional campaign to attract new customers to the bank and grow IRA certificate of deposit balances during tax season.

Borrowings and Other Liabilities. Federal Home Loan Bank advances were $5.0 million at December 31, 2014 and December 31, 2013. Other liabilities, which include interest payable, accruals for employee benefits and medical plans and normal accruals for expenses, increased $103,000, or 32.2%, to $423,000 at December 31, 2014 from $320,000 at December 31, 2013.

Total Stockholders’ Equity. Total stockholders’ equity increased $19.1 million, or 152.8%, to $31.6 million at December 31, 2014 from $12.5 million at December 31, 2013. The increase was primarily driven by $20.1 million of net proceeds related to the stock conversion, partially offset by a $1.8 million equity contra related to the Company’s employee stock ownership plan. Accumulated other comprehensive loss decreased by $163,000, due to a decrease in the net unrealized loss associated with our available-for-sale investment securities portfolio. The Company realized a net loss of $119,000 for the year ended December 31, 2014.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

General. The Company realized a net loss of $119,000 for the year ended December 31, 2014, compared to net income of $368,000 for the year ended December 31, 2013. The net loss for the year ended December 31, 2014, was primarily driven by a $725,000 contribution to the Pilgrim Bank Foundation, a $128,000 increase in the deferred tax valuation allowance, and $161,000 of incremental expense associated with being a publicly traded company.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income was flat at $6.0 million for the years ended December 31, 2014 and 2013. An increase in interest on loans of $83,000 was partially offset by a $72,000 decrease in interest on investment securities and interest earning deposits. The average balance of loans during the year ended December 31, 2014 increased $8.6 million to $132.9 million from $124.3 million for the year ended December 31, 2013. The average yield on loans decreased by 23 basis points to 4.28% for the year ended December 31, 2014 from 4.51% for the year ended December 31, 2013. The decrease was driven by higher yielding loans paying off as well as the impact of the market on interest rates on loans during the year ended December 31, 2014. The average balance of investment securities decreased $1.5 million to $12.7 million for the year ended December 31, 2014 from $14.2 million for the year ended December 31, 2013. The yield on investment securities (on a tax-equivalent basis) decreased by 7 basis points to 2.36% for the year ended December 31, 2014 from 2.43% for the year ended December 31, 2013. The total earning asset yield declined 7 basis points to 3.72% for the year ended December 31, 2014 compared to 3.79% for the year ended December 31, 2013.

Interest Expense. Total interest expense decreased $109,000, or 9.3%, to $1.1 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013. Interest expense on interest-bearing deposit accounts decreased $87,000, or 7.8%, to $1.0 million for the year ended December 31, 2014 compared to $1.1 million for the year ended December 31, 2013. The decrease in deposit interest expense was attributable to lower deposit rates and lower average interest bearing deposits. The average rate paid on interest bearing deposits decreased to 0.74% for the year ended December 31, 2014 compared to 0.77% for the year ended December 31, 2013. The average balance of interest bearing deposits decreased $5.6 million, or 3.9%, to $137.9 million for the year ended December 31, 2014 from $143.5 million for the year ended December 31, 2013.

Interest expense on Federal Home Loan Bank of Boston advances decreased $22,000 to $43,000 for the year ended December 31, 2014 from $65,000 for the year ended December 31, 2013. The average balance of advances decreased by $174,000 to $3.9 million for the year ended December 31, 2014 from $4.1 million for the year ended December 31, 2013. The cost decreased 49 basis points to 1.09% for the year ended December 31, 2014 from 1.58% for the year ended December 31, 2013.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $128,000, or 2.6%, to $5.0 million for the year ended December 31, 2014 from $4.9 million the year ended December 31, 2013. The increase resulted from a $109,000 decrease in interest expense and a $19,000 increase in interest and dividend income. Average interest-earning assets increased to $162.2 million for the year ended December 31, 2014 from $159.0 million for the year ended December 31, 2013, and our net interest rate spread decreased 2 basis points to 2.97% for the year ended December 31, 2014 from 2.99% for the year ended December 31, 2013. Our net interest margin improved to 3.07% for the year ended December 31, 2014 from 3.05% for the year ended December 31, 2013. The stability of our interest rate spread and net interest margin reflected primarily the management of the repricing of our interest-bearing liabilities and our interest-earning assets in a decreasing interest rate environment, including the increase in loan originations. Net interest income benefited from higher levels of free funds for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the years ended December 31, 2014 or 2013. We analyze our allowance for loan losses on a monthly basis and we expect to resume recording provisions for loan losses when consistent with our loan origination and credit risk. The fact that we did not record a provision for loan losses for the year ended December 31, 2014, reflected recoveries of $1,000 compared to net charge-offs of $46,000 for the year ended December 31, 2013. The allowance for loan losses was $743,000, or 0.51% of total gross loans at December 31, 2014 compared to $742,000, or 0.56% of total gross loans at December 31, 2013. Total non-performing loans were $1.4 million at December 31, 2014 compared to $2.4 million at December 31, 2013. As a percentage of non-performing loans, the allowance for loan losses was 52.3% at December 31, 2014 compared to 31.5% at December 31, 2013. Total classified loans were $2.3 million at December 31, 2014 compared to $6.6 million at December 31, 2013. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at December 31, 2014 and 2013.

Noninterest Income. Noninterest income increased $264,000, or 75.2%, to $615,000 for the year ended December 31, 2014 from $351,000 for the year ended December 31, 2013. The improvement was primarily related to a $235,000 decrease in the write-down on securities to $12,000 for the year ended December 31, 2014 from $247,000 for the year ended December 31, 2013, which was related to a write-down of $218,000 on mutual fund securities. In addition, the net gain on sales and calls of securities was $70,000 for the year ended December 31, 2014, compared to $5,000 for the year ended December 31, 2013. The net gain on sales of loans was $49,000 for the year ended December 31, 2014, compared to no gains for the year ended December 31, 2013. Rental income was $262,000 for the year ended December 31, 2014, compared to $204,000 for the year ended December 31, 2013. Other income was $127,000 for the year ended December 31, 2014, compared to $251,000 for the year ended December 31, 2013. The decline in other income was driven by the absence of OREO related income in 2014.

Noninterest Expense. Noninterest expense increased $984,000 to $5.6 million for the year ended December 31, 2014 from $4.6 million for the year ended December 31, 2013. The increase primarily related to the $725,000 charitable contribution to the Pilgrim Bank Foundation and increases in salaries and employee benefits expense of $190,000 and $161,000 of incremental expense associated with being a publicly traded company. Partially offsetting the above was a decrease in FDIC assessment expense of $104,000.

Income Taxes. Income tax expense was $66,000 for the year ended December 31, 2014 compared to $160,000 for the year ended December 31, 2013. The effective tax rate as a percent of pre-tax income was 125.8% and 30.3% for the years ended December 31, 2014 and 2013, respectively. The increase in the effective tax rate for 2014 was due to an increase in valuation allowance resulting from the contribution to the Foundation. We performed an evaluation of our deferred tax assets at December 31, 2014 and December 31, 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At December 31, 2014 and December 31, 2013, our deferred tax asset valuation allowance was $129,000 and $1,000, respectively, reducing our net deferred tax asset to $410,000 and $365,000, respectively, at those dates. At December 31, 2014, $107,000 of the deferred tax asset valuation allowance relates to uncertainty regarding the utilization of the $725,000 charitable contribution to the Pilgrim Bank Foundation. The deferred tax asset related to the charitable contribution expires during the year ended December 31, 2019. Approximately $87,000 of our net deferred tax asset at December 31, 2013 related to the $218,000 write-down of our mutual fund investment managed by Shay Financial. As a result of the termination of this mutual fund investment in January 2014, we must generate future capital gains in order to utilize this portion of our deferred tax asset, which expires during the year ending December 31, 2019.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-free interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	At December 31, 2014	For the Years Ended December 31,
		2014			2013
	Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	4.22%	$132,897	$5,683	4.28%	$124,298	$5,600	4.51%
Interest-earning deposits	0.26%	15,591	49	0.31%	19,410	74	0.38%
Investment securities(1)	2.50%	12,670	299	2.36%	14,248	346	2.43%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	0.96%	1,086	11	1.01%	1,055	3	0.28%

Total interest-earning assets	3.66%	162,244	6,042	3.72%	159,011	6,023	3.79%

Noninterest-earning assets		11,692			12,276

Total assets		$173,936			$171,287

Interest-bearing liabilities:
Savings accounts	0.20%	$16,545	33	0.20%	$17,323	34	0.20%
NOW accounts	0.10%	18,667	19	0.10%	17,390	19	0.11%
Money market accounts	0.37%	35,681	135	0.38%	39,799	164	0.41%
Certificates of deposit	1.23%	66,992	836	1.25%	68,985	893	1.29%

Total interest-bearing deposits	0.73%	137,885	1,023	0.74%	143,497	1,110	0.77%
Federal Home Loan Bank advances		3,927	43	1.09%	4,101	65	1.58%

Total interest-bearing liabilities		141,812	1,066	0.75%	147,598	1,175	0.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits		15,718			10,997
Other noninterest-bearing liabilities		340			346

Total noninterest-bearing liabilities		16,058			11,343

Total liabilities		157,870			158,941
Total stockholders’ equity		16,066			12,346

Total liabilities and total stockholders’ equity		$173,936			$171,287

Net interest income			$4,976			$4,848

Net interest rate spread(2)				2.97%			2.99%

Net interest-earning assets(3)		$20,432			$11,413

Net interest margin(4)				3.07%			3.05%
Average interest-earning assets to interest-bearing liabilities		114.41%			107.73%

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $49,000 and $60,000 was applied to tax-exempt income for the years ended December 31, 2014 and December 31, 2013, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$313	$(230)	$83
Interest-earning deposits	(13)	(12)	(25)
Investment securities (1)	(37)	(10)	(47)
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	—	8	8

Total interest-earning assets	263	(244)	19

Interest-bearing liabilities:
Savings accounts	(2)	1	(1)
NOW accounts	—	—	—
Money market accounts	(16)	(13)	(29)
Certificates of deposit	(25)	(32)	(57)

Total interest-bearing deposits	(43)	(44)	(87)
Federal Home Loan Bank advances	(3)	(19)	(22)

Total interest-bearing liabilities	(46)	(63)	(109)

Change in net interest income	$309	$(181)	$128

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $49,000 and $60,000 was applied to tax-exempt income for the years ended December 31, 2014 and December 31, 2013, respectively.

Management of Market Risk

General. Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we use to manage interest rate risk are:

•	originating commercial real estate, multi-family and construction loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger noninterest bearing checking accounts;

•	selectively selling the majority of the fixed rate residential mortgage loans that we originate and retaining all of the adjustable-rate residential real estate loans that we originate;

•	lengthening the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Boston;

•	increasing our generation of core deposits to support lending and investment activity;

•	investing in shorter- to medium-term investment securities; and

•	increasing noninterest income as a percentage of total income to decrease our reliance on net interest margin and interest rate spread.

Our board of directors is responsible for the review and oversight of our asset/liability committee. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a two year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning January 1, 2015 resulting from potential changes in interest rates. The model is run at least quarterly showing shocks from +400bp to -400bp, although we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$5,679	1.54%
+300	5,663	1.25%
+200	5,676	1.48%
+100	5,637	0.79%
Level	5,593	—
-100	5,284	(5.52)%
-200	5,119	(8.47)%
-300	5,035	(9.98)%
-400	4,995	(10.69)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. The tables also do not measure the changes in credit and liquidity risk that may occur as a result of changes in general interest rates.

Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our economic value of equity and will differ from actual results.

Net Present Value of Equity Analysis. In order to monitor and manage interest rate risk, we also use the net present value of equity at risk (“NPV”) methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from +300bp to -100bp, because a decline of greater than -100bp is currently improbable. The board of directors and management review the methodology’s measurements on a quarterly basis.

The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may influence our earnings. Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model. These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rate on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions. Assumptions are supported with annual back testing of the model to actual market rate shifts.

The table below sets forth, as of December 31, 2014, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Pilgrim Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2014
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)
+300	$30,501	$(12,893)	(29.71)%	16.70%	(5.14)%
+200	34,425	(8,969)	(20.67)%	18.35%	(3.49)%
+100	38,230	(5,164)	(11.90)%	19.86%	(1.98)%
0	43,394	—	—	21.84%	—
-100	46,418	3,024	6.97%	22.96%	1.12%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2014, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience an 6.97% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 11.90% decrease in net portfolio value.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates. We believe that our level of interest rate risk is acceptable using this approach.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $686,000 and $1.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $7.0 million and $12.1 million for the years ended December 31, 2014 and December 31, 2013, respectively. During the year ended December 31, 2014, we purchased $3.3 million and sold $3.3 million in securities held as available-for-sale, and during the year ended December 31, 2013, we purchased $3.9 million and sold $3.6 million in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting of the net proceeds from the Conversion in 2014, and the activity in deposit accounts and Federal Home Loan Bank advances for 2014 and 2013, was $15.6 million and $(1.2 million) for the years ended December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $21.4 million, or 11.7% of average assets, which is above the required level of $9.2 million, or 5.00%; and total risk-based capital of $22.2 million, or 21.9% of risk-weighted assets, which is above the required level of $10.1 million, or 10.00%. At December 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $12.7 million, or 7.49% of average assets, which is above the required level of $8.4 million, or 5.00%; and total risk-based capital of $13.4 million, or 13.49% of risk-weighted assets, which is above the required level of $9.9 million, or 10.00%. Accordingly, Pilgrim Bank was categorized as well capitalized at December 31, 2014 and December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2014, we had outstanding commitments to originate and purchase loans of $14.8 million and unadvanced funds on loans of $13.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2014 totaled $33.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ending December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of Pilgrim Bancshares, Inc. and Pilgrim Bank

The following table sets forth information regarding the executive officers of Pilgrim Bancshares, Inc. and Pilgrim Bank and their ages as of December 31, 2014. The executive officers of Pilgrim Bancshares, Inc. and Pilgrim Bank are elected annually.

Name	Age	Position
Francis E. Campbell	60	President, Chief Executive Officer and Chairman
Christopher G. McCourt	54	Senior Vice President, Chief Financial Officer and Treasurer
Joan A. MacIntyre(1)	58	Senior Vice President of Operations
Nancy J. Joseph(1)	54	Vice President and Residential Loan Officer
Stephen K. Lucitt(1)	52	Vice President and Commercial Loan Officer
Edward T. Mulvey	79	Secretary and Clerk

(1)	Not an officer of Pilgrim Bancshares, Inc.

Directors of Pilgrim Bancshares, Inc. and Pilgrim Bank

Pilgrim Bancshares, Inc. has nine directors. Directors serve three-year staggered terms. Directors of Pilgrim Bank will be elected by Pilgrim Bancshares, Inc. as its sole stockholder.

The following table states our directors’ names, their ages as of December 31, 2014, the years that they began serving as directors of Pilgrim Bank and when their current term as directors of Pilgrim Bancshares, Inc. expires:

Name	Position(s) Held With Pilgrim Bancshares, Inc.	Age	Director Since	Current Term Expires
Francis E. Campbell	President, Chief Executive Officer and Chairman of the Board	60	2002	2016
Melissa J. Browne	Director	59	2007	2017
J. Michael Buckley	Director	51	2005	2017
Steven T. Golden	Director	63	1997	2015
Ronald H. Goodwin	Director	63	1998	2015
Mary E. Granville	Director	62	2007	2015
Charles J. Humphreys	Director	72	1971	2016
Brian W. Noonan	Director	69	1998	2017
Joseph P. Reilly	Director	63	2004	2016

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors:

Francis E. Campbell is our President and Chief Executive Officer and serves as Chairman of our Board of Directors. He has been employed with Pilgrim Bank since 1999 in a variety of roles, including CFO and Senior Loan Officer. He has served as President and Chief Executive Officer since 2002 and Chairman of the Board since 2007. Mr. Campbell has over 35 years of community banking experience. Mr. Campbell holds a degree in Business Administration from St. Michael’s College and an MBA from Suffolk University. Mr. Campbell has extensive ties to the community that support our business generation, including service with the South Shore Elder Services, Cohasset Chamber of Commerce, South Shore Chamber of Commerce, South Shore Hospital Foundation and Presidents’ Circle, Cohasset Council on Elder Affairs Advisory Board and the Jeffrey Coombs 9/11 Foundation Board of Trustees. He serves on the Board of Trustees and as Chairman of the Finance Committee for the Cooperative Banks Employees Retirement Association. He previously served as a member of the Administrative Committee of the American Banking Association America’s Community Bankers Council and currently serves on the Membership Council. He is also a member of the Massachusetts Bankers’ Association Community Bank Committee. Mr. Campbell was selected to serve as a Director because his extensive experience in a variety of roles at Pilgrim Bank and other community banking institutions provides a broad and unique perspective on the challenges facing our organization and on our business strategies and operations.

Melissa J. Browne is a principal of MJB Agency, a marketing, communications and public relations firm, and is a licensed realtor with Coastal Countryside Properties. She has over 25 years’ experience in the investment advisory, brokerage, mortgage banking and financial services industries. She has served as Chief Operating Officer of NAIOP Massachusetts, a real estate trade organization, Senior Vice President, Director and Partner of Colliers Meredith & Grew, a commercial real estate firm, Managing Director of Holliday Fenoglio Folwer, L.P., a national real estate capital markets intermediary, and in various roles with Lend Lease Real Estate Investments, AEW Capital Management, The Boston Company Real Estate Counsel, Inc. and The Langelier Company. Ms. Browne is also a Director of The Hingham Mutual Fire Insurance Company. She holds a bachelor’s degree in Foreign Service from Georgetown University, a CPM Designation from the Institute of Real Estate Management in Chicago, and is a licensed Massachusetts real estate salesperson. She has served in a number of roles at various community organizations, including the United Way Women’s Leadership Breakfast, the Warren Group Advisory Board, the Scituate Animal Shelter and the Francis Ouimet Scholarship Fund. She is currently a member of Cohasset’s Emergency Response Team and chair of the town’s Police Citizens Liaison Board. Ms. Browne was selected to serve as a Director because her experience in commercial real estate brings a unique perspective to our operations, particularly, her experience in marketing and public relations provides insight into our marketing efforts in the community and because her extensive involvement in our community provides insight into the needs of customers in our community, particularly real estate lending needs.

J. Michael Buckley is currently the Town Accountant for the towns of Hull and Pembroke, Massachusetts, and until 2010 served as the Finance Director of the Town of Cohasset, Massachusetts. Prior to that, he was employed by the towns of Hingham and Westport, Massachusetts. Mr. Buckley holds a Bachelor of Science in Accounting Degree from Northeastern University. Mr. Buckley was selected to serve as a Director because his extensive experience in municipal finance provides a unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures and our accounting practices. In addition, his service to municipalities in our market area provides insight on the business environment and needs of customers in our market area.

Steven T. Golden is a physician, part of Cohasset Family Practice, a family medical practice that has been operating in Cohasset since 1981. This is part of Healthcare South, P.C., a primary care group practice with 10 sites where he holds the position of President and Medical Director. He holds a degree in Biology from Harvard University and a degree in medicine from the Upstate Medical School, Syracuse, New York. He is an active member of the Massachusetts Medical Society, Massachusetts Academy of Family Physicians, and the American Academy of Family Physicians. He is a diplomate of the American Board of Family Medicine and serves on numerous committees of these organizations which promote quality and cost effective medical care. He has been the school physician in Cohasset, Massachusetts for many years. Dr. Golden was selected to serve as a Director because his experience managing his own business provides insight with respect to general business operations and because his service to the community provides unique perspective on the needs of customers in our market area.

Ronald H. Goodwin is the owner of Goodwin Graphics, Inc., a screen-printing and graphics business that he founded in 1976. Mr. Goodwin studied fine arts at the Maryland Institute College of Art in Baltimore, Maryland and The School of The Museum of Fine Arts in Boston. He is a current member of the Hingham Lions Club and numerous trade associations. He has previously served as commissioner and Chairman of the Cohasset Water Department, as a Paul Harris fellow and president of the Cohasset Rotary Club, a director of the South Shore Art Center, a director of the Cohasset Chamber of Commerce and a director of Cohasset Lightkeepers Corporation. Mr. Goodwin was selected to serve as a Director because his experience founding managing his own business provides insight with respect to general business operations as well as experience reviewing financial statements.

Mary E. Granville is President of The Appraisers Collaborative. Established in 1980, the firm provides valuation and appraisal services to a wide variety of clients with respect to residential, commercial and industrial properties. Prior to that, she worked for Frank D. Pietroski, MAI, Appraisers and Consultants. She holds a degree in Education from The University of Massachusetts and is certified by the Commonwealth of Massachusetts as a Certified General Appraiser and holds both the SRA designation from The Appraisal Institute and the MRA designation from The Massachusetts Board of Real Estate Appraisers. Additionally, she has been awarded The William D. Stewart Award for outstanding contributions to the Massachusetts Board of Real Estate Appraisers. Currently, she serves as Chairman of the Cohasset Board of Assessors and is a Professional member of the Cohasset Community Garden Club. Ms. Granville also has served as a member of Compliance Committee for The Massachusetts State Board of Registration for real estate appraisers. Ms. Granville was selected to serve as Director because of extensive experience in the appraisal and valuation industries and provides a unique perspective with regard to the underwriting risks associated with our lending practices and valuable insight into trends in real estate in our market area.

Charles J. Humphreys is principal of C. J. Humphreys Law Offices, which provides legal services to businesses and individuals in our market area. Prior to founding the firm in 1978, he was an attorney with Thaxter, Beckwith, Humphreys & Henderson from 1969 to 1978. He holds a Bachelor’s degree in Economics from Boston College, and a Juris Doctor from Boston College Law School. Mr. Humphreys serves as a Director of MASSA Products Corporation, a private company. Mr. Humphreys was selected to serve as a Director because his extensive experience as a business attorney provides a unique perspective on our business and operations, because his client service and his community service provide insight into the needs of members of our community as well as economic and other trends developing in our market area and because his 44 years of service on the Board of Directors of Pilgrim Bank provide a unique insight into the challenges that might face us in a variety of economic environments.

Brian W. Noonan served as the Chief of Police of the Town of Cohasset from March 1993 until his retirement in March 2002, and on the police force of the Town of Cohasset since August 1974.

Mr. Noonan is President of the Cohasset Lightkeepers Corporation and a member of the Cohasset Police Relief Association. Mr. Noonan was selected to serve as a Director because his years of service as a law enforcement officer in our community provides extraordinary insight into the economic and business needs of our community, as well as insight into where we can best serve our community in other ways, including charitable donations.

Joseph P. Reilly has been the owner and principal of Joseph P. Reilly Inc., a consulting firm providing tax, accounting and other services to small businesses, for 19 years. He holds a Bachelor of Arts degree from Boston College and an MBA from the University of Rhode Island. Mr. Reilly serves on the Board of Directors of MASSA Products Corporation, a private company. Mr. Reilly was selected to serve as a Director because his experience managing his own business and his experience providing tax and accounting services provides insight with respect to general business operations as well as experience reviewing financial statements.

Executive Officers Who Are Not Directors:

Christopher G. McCourt has been employed by Pilgrim Bank since May 2011 and is currently serving as Senior Vice President, Chief Financial Officer and Treasurer. He has over 30 years of experience in the financial services industry, having served in various financial positions at Bank of America from 2004 to 2011 and at Fleet Bank and its predecessors from 1982 to 2004. Mr. McCourt holds a degree in Accounting and Marketing from Boston College, and an MBA from Bentley University. His responsibilities include the management and supervision of Pilgrim Bank’s accounting and financial reporting and retail division and consumer lending. Mr. McCourt oversees the preparation of financial statements and budgets, capital planning initiatives, and the asset/liability and investment management function. Mr. McCourt volunteers for the Friends of the Homeless of the South Shore and the Scituate Community Christmas organization.

Joan A. MacIntyre has been employed by Pilgrim Bank since April 2008, and is currently serving as Senior Vice President of Operations. She has previously served as Controller and Vice President of Internal Audit of Pilgrim Bank. Ms. MacIntyre has over 33 years of experience in the financial services industry and community banking. She previously served as Vice President, Director of Risk Management at Finance and Thrift Co., Porterville, California, from 2005 to 2008, and, before that, as a banking consultant from 1996 to 2005. Ms. MacIntyre holds a degree in History and Political Science from Bridgewater University. She is responsible for overseeing Pilgrim Bank’s overall back office deposit and loan operations, as well as information technology and compliance. Ms. MacIntyre is also the BSA Officer. Ms. MacIntyre is a major contributor to the Plymouth, MA, Salvation Army and is a supporter of the Leukemia and Lymphoma Society. In previous years, Ms. MacIntyre was a member of the Bank’s Relay for Life Team, assisting at the annual events and donating items to be raffled.

Nancy J. Joseph is the Vice President and Residential Loan Officer and has been employed by Pilgrim Bank since 2003, previously serving as Assistant Vice President of Residential Lending. Ms. Joseph has 27 years of experience in community banking. She previously served as Assistant Vice President, Mortgage Servicing Manager at People’s Bank from 1993 to 2002. She is responsible for overseeing the origination, underwriting, processing and collections of our one- to four-family residential mortgage loan portfolio. Ms. Joseph has been involved with a number of charitable organizations throughout her career, including Habitat for Humanity out of Buzzards Bay, Relay for Life in both Cohasset and Marion, A Helping Paw in Wareham, Credit for Life – a High School Program at Massasoit Community College, Labs4Rescue, and Junior Achievement in New Bedford. Ms. Joseph is also a Massachusetts Notary Public.

Stephen K. Lucitt joined Pilgrim Bank as the Vice President and Commercial Loan Officer in October 2012. Mr. Lucitt has more than 20 years of experience in community banking. Prior to that, he served as Vice President and Commercial Loan Officer of Mercantile Bank from 2003 to 2012. Mr. Lucitt holds a degree in Business Administration from the University of Southern California, an MBA from Suffolk University, and a post-graduate degree from Stonier Graduate School of Banking. He is responsible for overseeing the origination, underwriting, credit administration and management of our commercial loan portfolio. Mr. Lucitt has been recognized by the U.S. Small Business Administration as the top lender in Massachusetts for his role in implementing the Americas Recovery Capital (ARC) Loan Program and was awarded the Corporate Partner at Work by Interseminarian Project Place of Boston for his work to help end homelessness. He has served on Boards of Non-Profits such as the Dianne DeVanna Center and volunteers for various local community organizations including Habitat for Humanity, the American Red Cross, the Community Re-entry for Women (CREW) Program and the Pine Street Inn. Mr. Lucitt has also developed and presented financial literacy programs to Family Services of Greater Boston and Boston school students. He has served as President of the USC New England Alumni Club and is active in the South Shore Chamber of Commerce and the Cohasset Chamber of Commerce.

Edward T. Mulvey is the Clerk of Pilgrim Bank and the Secretary of Pilgrim Bancshares, Inc. He has served in that role since 2008. He also served in a variety of other roles at Pilgrim Bank, including Chairman, President and Chief Executive Officer, in more than 50 years of service to the organization. Mr. Mulvey retired in 2000 as Chief Executive Officer, retired as Chairman in 2007, and retired as a Director in 2008. Most recently, Mr. Mulvey served as President of South Shore Elder Services and a member of the Board of Directors of Cohasset Council on Elder Affairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2014, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.bankpilgrim.com. A copy of the Code will be furnished without charge upon written request to the Secretary of the Company, 40 South Main Street, Cohasset, Massachusetts.

Recommendations of Nominees by Stockholders

The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Nominating and Corporate Governance Committee. Stockholders who wish to recommend a nominee must write to the Company’s Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	The name and address of the stockholder as they appear on the Company’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

•	The class or series and number of shares of the Company’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

•	A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

•	The name, age, personal and business address of the candidate, the principal occupation or employment of the candidate;

•	The candidate’s written consent to serve as a director;

•	All information relating to such person that would indicate such person’s qualification to serve on the Board of Directors of the Corporation;

•	An affidavit that the candidate would not be disqualified under the provisions of Article II, Section 12 of the Company’s Bylaws;

•	Such other information regarding the candidate or the stockholder as would be required to be included in the Company’s proxy statement pursuant to SEC Regulation 14A.

To be timely, a stockholder’s notice must be delivered or mailed to and received by the Secretary at the principal executive office of the Corporation not less than 110 days nor more than 120 days prior to prior to the anniversary of the prior year’s annual meeting of stockholders; provided, that if (A) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (B) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, such written notice also shall be timely if delivered or mailed to and received by the Secretary of the Corporation at the principal executive office of the Corporation not later than the tenth day following the day on which public disclosure of the date of such meeting is first made. The advance notice periods provided in this paragraph, once established by the initial notice or public disclosure of a date for the annual meeting of stockholders, shall remain in effect regardless of whether a subsequent notice or public disclosure shall provide that the meeting shall have been adjourned or that the date of the meeting shall have been postponed or otherwise changed from the date provided in the initial notice or public disclosure. With respect to the first annual meeting of stockholders of the Corporation following the Corporation becoming the sole stockholder of Pilgrim Bank, notice by the stockholder shall be timely if delivered or mailed to and received by the Secretary of the Corporation not later than the close of business on the later of (i) the 120th day prior to the date of the annual meeting and (ii) the 10th day following the day on which public disclosure of the date of the annual meeting is first made.

Audit Committee

The Audit Committee is comprised of Directors Reilly (Chairman), Buckley, Goodwin and Humphreys. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and the additional independence requirements of applicable Securities and Exchange Commission rules. Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the Securities and Exchange Commission, our board of directors believes that Mr. Buckley qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules.

The Audit Committee is responsible for supervising Pilgrim Bancshares, Inc.’s accounting, financial reporting and financial control processes. Generally, the Audit Committee oversees management’s efforts with respect to the quality and integrity of our financial information and reporting functions and the adequacy and effectiveness of our system of internal accounting and financial controls.

The Audit Committee also reviews the independent audit process and the qualifications of the independent registered public accounting firm, and has sole responsibility for engaging our independent registered public accounting firm.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.bankpilgrim.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Pilgrim Bancshares, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States.

ITEM 11.	Executive Compensation

Summary Compensation Table. The table below summarizes the total compensation paid to, or earned by, Mr. Campbell, who serves as our Chairman, President and Chief Executive Officer, Mr. McCourt, who serves as our Senior Vice President, Chief Financial Officer and Treasurer and Ms. MacIntyre, who serves as our Senior Vice President of Operations for the years ended December 31, 2014 and December 31, 2013. We refer to these individuals as “Named Executive Officers.”

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	All Other Compensation ($)	Total ($)
Francis E. Campbell Chairman, President and Chief Executive Officer	2014 2013	245,000 230,000	35,000 30,000	74,416 (2) 26,160	354,416 286,160

Christopher G. McCourt Senior Vice President, Chief Financial Officer and Treasurer	2014 2013	138,000 126,700	12,000 9,000	12,198 (3) 6,751	162,198 142,451

Joan A. MacIntyre Senior Vice President of Operations	2014 2013	119,000 115,000	10,000 9,000	10,592 (3) 6,142	139,592 130,142

(1)	Represents a discretionary bonus payment awarded to each Named Executive Officer. See “Bonus Program” for additional information.
(2)	The amounts represent (a) the taxable portion of the car allowance of $6,832 paid to Mr. Campbell in 2014; (b) $3,300 paid by the Bank in 2014 to Thorney Lea Golf Club for both business and personal use; (c) contributions of $13,000 paid by the Bank in 2014 to its 401k plan; (d) the aggregate number of shares allocated to Mr. Campbell’s ESOP account for the plan year 2014, the value of which was determined based on a $10.92 fair market value of Pilgrim Bancshares, Inc. stock as of December 31, 2014, of $8,409; and (e) $42,875 contributed by the Bank to Mr. Campbell under the Supplemental Executive Retirement Plan, established October 10, 2014. See “Benefit Plans” for additional information regarding (c), (d), and (e) above.
(3)	These amounts represent (a) contributions to the 401k plan for 2014 and for Mr. McCourt were $7,364; and for Ms. MacIntyre were $6,400 and (b) represents the aggregate number of shares allocated to the named Executive Officer’s ESOP account for the plan year 2014, the value of which was determined based on a $10.92 fair market value of Pilgrim Bancshares, Inc. stock as of December 31, 2014, and for Mr. McCourt were $4,834; and for Ms. MacIntyre were $4,192

Employment and Change in Control Agreements

Employment Agreement with Francis E. Campbell. On October 10, 2014, Pilgrim Bank entered into an employment agreement with Mr. Campbell. The employment agreement has an initial term of three years. At least 60 days prior to the anniversary date of the agreement, the disinterested members of the Board of Directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the Board of Directors determines not to extend the term, Mr. Campbell must be notified, in writing, of the non-renewal at least 30 days, but not more than 60 days, prior to such date.

The employment agreement provides Mr. Campbell with a base salary, which is currently $245,000. The base salary may be increased, but not decreased (other than a decrease which is applicable to all senior officers). In addition to base salary, Mr. Campbell is entitled to participate in any bonus programs and benefit plans that are made available to management employees, and will be reimbursed for all reasonable business expenses incurred. Mr. Campbell is eligible to receive a car allowance of $750 per month, a health club membership of $60 per month and a golf club membership, the cost of which shall not exceed $4,200 per year.

In the event of Mr. Campbell’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” he will receive a severance payment equal two times his highest annual rate of base salary payable during the calendar year of his date of termination or any of the three calendar years immediately preceding his date of termination. Such payment will be payable in a lump sum within 30 days following Mr. Campbell’s date of termination. In addition, Mr. Campbell will be entitled receive from Pilgrim Bank continued life insurance and non-taxable medical and dental insurance coverage under the same cost-sharing arrangements that apply for active employees of Pilgrim Bank. Such coverage will cease upon the earlier of: (i) the date which is two years after Mr. Campbell’s date of termination or (ii) the date on which Mr. Campbell receives substantially similar benefits from another employer. For purposes of the employment agreement, “good reason” is defined as: (i) a material reduction in base salary or benefits (other than reduction by Pilgrim Bank that is part of a good faith, overall reduction of such benefits applicable to all employees); (ii) a material reduction in Mr. Campbell’s duties or responsibilities; (iii) a relocation of Mr. Campbell’s principal place of employment by more than 25 miles from Pilgrim Bank’s main office location; or (iv) a material breach of the employment agreement by Pilgrim Bank.

If Mr. Campbell’s involuntary termination of employment other than for cause, disability or death or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of Pilgrim Bancshares, Inc. or Pilgrim Bank, he would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times his highest annual rate of base salary payable during the calendar year of his date of termination or either of the three calendar years immediately preceding his date of termination. Such payment will be payable in a lump sum within 30 days following Mr. Campbell’s date of termination. In addition, Mr. Campbell would be entitled, at no expense, to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage until the earlier of: (i) the date which is three years after his date of termination or (ii) the date on which he receives substantially similar benefits from another employer.

In addition, should Mr. Campbell become disabled, he will be entitled to disability benefits, if any, provided under a long-term disability plan sponsored by Pilgrim Bank. In the event of Mr. Campbell’s death while employed, his beneficiaries will be paid his base salary for one year following death, and his family will continue to receive non-taxable medical and dental coverage for one year thereafter.

Upon any termination of employment that would entitle Mr. Campbell to a severance payment (other than a termination in connection with a change in control), Mr. Campbell will be required to adhere to one-year non-competition and non-solicitation covenants.

Change in Control Agreements with Christopher G. McCourt and Joan A. MacIntyre. On October 10, 2014, Pilgrim Bank entered into change in control agreements with Mr. McCourt and Ms. MacIntyre. The agreements have an initial term of two years. At least 60 days prior to the anniversary date of the agreements, the disinterested members of the Board of Directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of the agreement. If the Board of Directors determines not to extend the term, the executive must be notified, in writing, of the non-renewal at least 30 days, but not more than 60 days, prior to such date.

In the event of the executive’s involuntary termination of employment other than for cause, disability or death, or voluntary resignation for “good reason” on or after the effective date of a change in control of Pilgrim Bancshares, Inc. or Pilgrim Bank, the executive would be entitled to a severance payment equal to two times his or her highest annual rate of base salary payable during the calendar year of the executive’s date of termination or either of the two calendar years immediately preceding his or her date of termination. Such payment will be payable in a lump sum within 30 days following the executive’s date of termination. In addition, the executive would be entitled to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage until the earlier of: (i) the date which is two years after his or her date of termination or (ii) the date on which the executive receives substantially similar benefits from another employer.

Notwithstanding the foregoing, the payments required under the agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Internal Revenue Code. For purposes of the change in control agreements, “good reason” is defined as: (i) a material reduction in the executive’s base salary or benefits (other than reduction by Pilgrim Bank that is part of a good faith, overall reduction of such benefits applicable to all employees); (ii) a material reduction in the executive’s duties or responsibilities; (iii) a relocation of the executive’s principal place of employment by more than 25 miles from Pilgrim Bank’s main office location; or (iv) a material breach of the agreements by Pilgrim Bank.

Bonus Program

Discretionary Bonus. Bonus amounts for Mr. Campbell have historically been determined on a discretionary basis by the Board of Directors following a review of performance of both Pilgrim Bank and Mr. Campbell. In 2014, company-wide performance objectives focused on growth, expense control and asset quality, which are customary metrics used by similarly-situated financial institutions in measuring performance. Mr. Campbell’s individual-based performance objectives were based on his responsibilities and contributions to Pilgrim Bank’s successful operation. Based on the foregoing, for the year ended December 31, 2014, Mr. Campbell earned a bonus of $35,000.

For other executives, including Mr. McCourt and Ms. MacIntyre, each year Pilgrim Bank establishes a discretionary bonus pool equal to a percentage of Pilgrim Bank’s earnings during its fiscal year at a rate set by the Board. The percentage amount is determined based on Pilgrim Bank’s adjusted return on assets, also approved by the Board, during the same fiscal year of Pilgrim Bank. The allocation of the bonus pool to the employees of the Bank, including the named executives other than Mr. Campbell, is determined on a discretionary basis by the President and Chief Executive Officer. Criteria used in determining the allocations include the executive’s responsibilities and contributions to Pilgrim Bank’s successful operation, seniority and base salary. Based on the foregoing, for the year ended December 31, 2014, Mr. McCourt and Ms. MacIntyre received a bonus of $12,000 and $10,000, respectively, in recognition of their performance and efforts.

Executive Annual Incentive Plan. Pilgrim Bank adopted the Pilgrim Bank Executive Annual Incentive Plan (the “AIP”) on October 10, 2014. Commencing on January 1, 2015, the AIP will supersede and replace the discretionary bonus arrangement described above and better align the interests of the executives of Pilgrim Bank with the overall performance of Pilgrim Bank and Pilgrim Bancshares, Inc.

Employees selected by the Compensation Committee, which is expected to include the Named Executive Officers, will be eligible to participate in the plan. For each plan year (which is the calendar year), each participant will receive an award agreement, which will provide the annual bonus award amount, designated as a percentage of base salary, and the performance objectives that must be satisfied for the participant to receive the annual bonus award. The specific performance objectives will be determined annually by the Compensation Committee, but generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties to Pilgrim Bank. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant.

The annual bonus award will be payable to each participant in a cash lump sum within 2.5 months following the end of each plan year, to the extent the performance objectives are determined to be satisfied by the Compensation Committee.

No awards were made to the Named Executive Officers under the AIP for the year ended December 31, 2014.

Benefit Plans

401(k) Plan. Pilgrim Bank is a participating employer in the Cooperative Banks Employees Retirement Association (CBERA) 401(k) Plan, which is a multiple employer tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All employees who have attained age 21 and have completed three months of employment during which they worked at least 250 hours are eligible to participate in the 401(k) Plan.

A participant may contribute up to 75% of his or her compensation to the 401(k) Plan on a pre-tax and after-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2014, the pre-tax deferral contribution limit is $17,500 provided, however, that a participant over age 50 may contribute, on a pre-tax basis, an additional $5,500 to the 401(k) Plan. In addition to salary deferral contributions, the 401(k) Plan provides that Pilgrim Bank will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to 5% of the participant’s pre-tax and after-tax contributions. A participant is always 100% vested in his or her salary deferral contributions. However, a participant will become 100% vested in his or her employer matching contributions after three years of vesting service (which is a three-year cliff vesting schedule). The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options available under the 401(k) Plan.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59 1⁄2 (while employed with Pilgrim Bank), death, disability or termination of employment, and elect for the distribution to be paid in the form of a lump sum, annuity or installment payments.

Defined Benefit Plan. Pilgrim Bank is a participating employer in the Cooperative Banks Employees Retirement Association (CBERA) Defined Benefit Plan, which is a multiple employer tax-qualified defined benefit pension plan (the “Defined Benefit Plan”). On April 30, 2014, Pilgrim Bank froze the Defined Benefit Plan such that no benefits will continue to accrue under, and no new participants are eligible to participate in, the Defined Benefit Plan.

ESOP. On January 1, 2014, Pilgrim Bank adopted the Pilgrim Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees. Employees of Pilgrim Bank or any subsidiary of Pilgrim Bank who have attained age 21 and have completed 1,000 hours of service in a twelve month period on or prior to the closing date of the of the conversion of the Conahasset Bancshares, MHC from the mutual to stock form of organization and related stock offering (the “conversion”) will begin participation in the ESOP retroactively, as of January 1, 2014, the plan’s effective date. All other employees will become eligible to enter the plan on the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

On October 10, 2014, the ESOP trustee purchased, on behalf of the ESOP, 179,807 shares of Pilgrim Bancshares, Inc. common stock issued in a public stock offering in connection with the conversion. The ESOP funded its stock purchase with a loan from Pilgrim Bancshares, Inc. equal to $1,798,070, which represented the aggregate purchase price of the common stock. The loan is repaid principally through Pilgrim Bank’s contribution to the ESOP and dividends payable on common stock held by the ESOP over a 30-year term of the loan. The interest rate for the ESOP loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account. Shares are released from the suspense account on a pro-rata basis as the loan is repaid. The trustee allocates the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants vest in their benefit at a rate of 20% per year, beginning after the completion of their second year of service, such that the participants will be 100% vested upon completion of six years of credited services. Participants who were employed by Pilgrim Bank immediately prior to the effective date of the conversion received credit for vesting purposes for their years of service prior to adoption of the ESOP. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants receive distributions from the ESOP upon severance from employment. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The ESOP permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Supplemental Executive Retirement Plan. On October 10, 2014, Pilgrim Bank adopted the Pilgrim Bank Supplemental Executive Retirement Plan (the “SERP”). The SERP is a non-qualified retirement plan that provides supplemental retirement benefits to participants who are key employees. Each employee designated by the Compensation Committee is eligible to participate in the SERP, and will begin participation by entering into a participation agreement with Pilgrim Bank. Mr. Campbell is currently the only participant in the SERP.

Under the SERP, Pilgrim Bank must establish a bookkeeping account on behalf of each participant. At the end of each plan year, Pilgrim Bank will contribute a fixed dollar amount to the participant’s account equal to a percentage of the participant’s base salary (the “annual contribution”). Mr. Campbell’s annual contribution is equal to 17.5% of his base salary. Pilgrim Bank may also provide a discretionary contribution to a participant’s account. The participant’s account earns interest each year at the Five Year Treasury Rate in effect on the first business day of each plan year, plus 100 basis points. Each participant will vest in his or her account balance in accordance with the vesting schedule provided in the participation agreement. For Mr. Campbell, he will become 100% vested in his account balance upon the completion of three years of service commencing on January 1, 2014. However, the participant’s account balance will become 100% vested in the event of his or her attainment of the benefit age set forth in the participation agreement, death, disability or involuntary or constructive termination of employment without cause following a change in control of Pilgrim Bank or Pilgrim Bancshares, Inc.

The participant’s vested account balance is distributed upon the earlier of the participant’s: (i) attainment of the benefit age; (ii) death; (iii) disability; or (iv) termination of employment without cause, and will be payable in a cash lump sum. With regards to payment upon attainment of the benefit age or termination of employment, the participant can elect for the benefit to be payable in equal annual installments not to exceed 10 years prior to his or her initial entry into the SERP.

In the event of the participant’s involuntary or constructive termination of employment without cause within two years following a change in control, the participant’s account will be increased by an amount equal to three annual contributions, calculated based on the most recent annual contribution made to the participant’s account (or the number of additional annual contributions that would have been made prior to the attainment of the participant’s benefit age, if less), based on the participant’s highest annual rate of base salary payable during the calendar year of the change in control or the calendar year immediately preceding the change in control. If a participant receives a benefit under the SERP (other than in connection with a change in control), the participant will be required to adhere to one-year non-competition and non-solicitation covenants.

Director Compensation

Set forth below is a summary of the compensation for each of our non-employee directors for the year ended December 31, 2014.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	All Other Compensation(1) ($)	Total ($)
Melissa J. Browne	26,825	—	26,825
J. Michael Buckley	23,775	—	23,775
Steven T. Golden	16,450	—	16,450
Ronald H. Goodwin	18,825	—	18,825
Mary E. Granville	23,325	—	23,325
Charles J. Humphrey	18,175	—	18,175
Brian W. Noonan	23,175	—	23,175
Joseph P. Reilly	23,775	—	23,775

(1)	No director received any perquisites or benefits, in the aggregate, that was equal to or greater than $10,000.

Director Fees

Directors of the Bank received fees per board and committee meetings attended for the fiscal year ended December 31, 2014. Each director was paid $800 for each board meeting attended. Each member of a committee of the Board of Directors received $650 for each committee meeting attended. No fees were paid to a director who is also an employee of the Bank. In addition, Pilgrim Bancshares, Inc. paid each director an additional annual retainer of $2,500, prorated in 2014 based on the formation and approval of the holding company, except that the Lead Independent Director received an annual retainer of $7,200, also prorated for 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance Under Stock-Based Compensation Plans. At December 31, 2014, there were no shares of any class of Pilgrim Bancshares, Inc. securities authorized for issuance under an equity compensation plan.

(b) Security Ownership of Management and Certain Beneficial Owners. Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 15, 2015, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Pilgrim Bank Employee Stock Ownership Plan is 40 South Main Street, Cohasset, Massachusetts.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1), (2)		Percent of Shares of Common Stock Outstanding
Five Percent Stockholders

Pilgrim Bank ESOP Trust, 2321 Kochs Lane, P.O. Box 4005, Quincy, IL 62305	179,807	(3)	8.00%
Wellington Management Group LLP, 280 Congress Street, Boston, MA 02210 Wellington Management Group LLP Wellington Trust Company, NA Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio	215,911	(4)	9.61%
Maltese Capital Management LLC, 150 East 52nd Street, 30th Floor, New York, New York 10022	124,675	(5)	5.55%

Directors and Executive Officers

Francis E. Campbell, President, Chief Executive Officer and Chairman of the Board	19,750	(6)	*
Melissa J. Browne, Director	10,000	(7)	*
J. Michael Buckley, Director	2,150	(8)	*
Steven T. Golden, Director	20,000	(9)	*
Ronald H. Goodwin, Director	10,000	(10)	*
Mary E. Granville, Director	20,000	(11)	*
Charles J. Humphreys, Director	1,000	(12)	*
Brian W. Noonan, Director	9,000	(13)	*
Joseph P. Reilly, Director	11,000	(14)	*
Christopher G. McCourt, Senior Vice President, Chief Financial Officer and Treasurer	15,550	(15)	*
Joan A. MacIntyre, Senior Vice President and Chief Information Officer	1,000	(16)	*
Nancy J. Joseph, Vice President / Residential Loan Officer	300	(17)	*
Stephen K. Lucitt, Vice President / Commercial Loan Officer	5,200	(18)	*
Edward T. Mulvey, Secretary and Clerk	6,000	(19)	*

All directors and executive officers as a group (14 persons)	130,950		5.83%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	5,994 shares held in our employee stock ownership plan have been allocated to participant accounts.
(3)	Based on Schedule 13G filed January 28, 2015 showing ownership as of December 31, 2014.
(4)	Based on Schedule 13G filed February 12, 2015 showing ownership as of December 31, 2014.
(5)	Based on Schedule 13G filed February 17, 2015 showing ownership as of December 31, 2014.
(6)	Includes (i) 1,000 shares of common stock held directly by Mr. Campbell, (ii) 16,750 shares of common stock held in Mr. Campbell’s IRA account, (iii) 600 shares of common stock held in the name of Mr. Campbell’s wife’s IRA account, (iv) 500 shares of common stock in the name of Mr. Campbell’s son and (v) 900 shares of common stock for Mr. Campbell as custodian of the shares in the name of Mr. Campbell’s grandson.
(7)	Comprised of 10,000 shares of common stock held directly by Ms. Browne.
(8)	Comprised of 2,150 shares of common stock held directly by Mr. Buckley.
(9)	Comprised of 20,000 shares of common stock held in Dr. Golden’s IRA account.
(10)	Comprised of 10,000 shares of common stock held directly by Mr. Goodwin.
(11)	Comprised of 20,000 shares of common stock held directly by Ms. Granville.
(12)	Comprised of 1,000 shares of common stock held directly by Mr. Humphreys.
(13)	Includes (i) 8,000 shares of common stock held in Mr. Noonan’s IRA account, (ii) 500 shares of common stock held in the name of Mr. Noonan’s wife and (iii) 500 shares of common stock held in the name of Mr. Noonan’s daughter.
(14)	Includes (i) 10,000 shares of common stock held in Mr. Reilly’s IRA account and (ii) 1,000 shares of common stock held directly by Mr. Reilly’s wife.
(15)	Includes (i) 2,400 shares of common stock held directly by Mr. McCourt, (ii) 12,500 shares of common stock held in Mr. McCourt’s IRA account and (iii) 650 shares of common stock held in Mr. McCourt’s wife’s IRA account.
(16)	Includes (i) 143 shares of common stock held directly by Mrs. MacIntyre and (ii) 857 shares of common stock held in Mrs. MacIntyre’s IRA account.
(17)	Comprised of 300 shares of common stock held directly by Ms. Joseph.
(18)	Includes (i) 100 shares of common stock held directly by Mr. Lucitt and (ii) 5,100 shares of common stock held in Mr. Lucitt’s IRA account.
(19)	Comprised of 6,000 shares of common stock held directly by Mr. Mulvey.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions With Certain Related Persons

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Pilgrim Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations generally require that all loans or extensions of credit to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pilgrim Bank, and not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 2014, all of our loans to directors and executive officers were in compliance with such federal regulations. In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of our loans to our executive officers and directors and their related entities was $693,000 at December 31, 2014. As of December 31, 2014, these loans were performing according to their original terms.

Other Transactions. Since the beginning of our last fiscal year, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Board and Committee Independence

For purposes of SEC disclosure requirements regarding the independence of our directors, our Board of Directors has chosen the definition of director independence set forth in the listing standards of The NASDAQ Stock Market. The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Francis E. Campbell, is “independent” as defined in the listing standards of The NASDAQ Stock Market. Mr. Campbell is not independent because he is one of our executive officers.

In determining the independence of the other directors, the Board of Directors considered the following facts. During the fiscal years ended December 31, 2013 and 2012, C. J. Humphreys Law Offices, a law firm of which Director Humphreys is a partner, received payments of $2,144 and $2,931, respectively, for title insurance agent and attorney closing fees in connection with the closing of certain loans originated by Pilgrim Bank. Although these fees were paid by the borrower, Pilgrim Bank referred the law firm. The Board of Directors determined that the payment of market rates for title insurance agent and closing attorney fees does not interfere with Mr. Humphreys’ exercise of independent judgment in carrying out his responsibilities as a director. In addition, Mr. Humphreys resigned as general counsel and conveyancing attorney for Pilgrim Bank effective January 1, 2014, and did not receive any payments during the year ended December 31, 2014.

ITEM 14.	Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Shatswell, MacLeod & Company, P.C. during the years ended December 31, 2014 and 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$78,000	$49,900
Audit-Related Fees	$224,200	$—
Tax Fees	$18,500	$7,100
All Other Fees	$6,400	$6,100

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $78,000 and $49,900 during the years ended December 31, 2014 and 2013, respectively.

Audit Related Fees. During the year ended December 31, 2014 and 2013, respectively, audit-related fees of $224,200 and $0 were billed, all of which consisted of fees for services related to the mutual-to-stock conversion of Conahasset Bancshares, MHC and our stock offering, including review of the registration statement and prospectus, the issuance of consents, participation in drafting sessions, the preparation of accounting opinions, assistance with response to regulatory accounting comments and the preparation of a comfort letter.

Tax Fees. The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $7,500 and $7,100 during the years ended December 31, 2014 and 2013, respectively, and an additional $11,000 and $0 during the years ended December 31, 2014 and 2013, respectively, related to the mutual-to-stock conversion of Pilgrim Bank.

All Other Fees. The aggregate fees billed to us for professional services rendered for Bank Secrecy Act and Unlawful Gambling Act compliance were $6,400 and $6,100 during the years ended December 31, 2014 and 2013.

The Audit Committee has adopted a pre-approval policy, and, starting with the fiscal year ending December 31, 2014, preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by Shatswell, MacLeod & Company, P.C., subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets at December 31, 2014 and 2013;

(C)	Consolidated Statements of (Loss) Income for the years ended December 31, 2014 and 2013;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013;

(G)	Notes to Consolidated Financial Statements for the years ended December 31, 2014 and 2013.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc. (1)

3.2	Bylaws of Pilgrim Bancshares, Inc. (1)

4	Form of Common Stock Certificate of Pilgrim Bancshares, Inc. (1)

10.1	Employment Agreement between Pilgrim Bank and Francis E. Campbell (2)

10.2	Change in Control Agreement between Pilgrim Bank and Christopher G. McCourt (2)

10.3	Change in Control Agreement between Pilgrim Bank and Joan A. MacIntye (2)

10.4	Pilgrim Bank Supplemental Executive Retirement Plan (2)

10.5	Pilgrim Bank Executive Annual Incentive Plan (2)

10.6	Pilgrim Bank Employee Stock Ownership Plan (2)

31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 15d-14(a)

31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-194485), initially filed March 11, 2014.
(2)	Incorporated herein by reference to the Quarterly Report on Form 10-Q (File No. 000-55290), filed November 11, 2014.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: March 25, 2015	By:	/s/ Francis E. Campbell
Francis E. Campbell, President and Chief Executive Officer (duly authorized representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Francis E. Campbell	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2015
Francis E. Campbell

/s/ Christopher G. McCourt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2015
Christopher G. McCourt

/s/ Melissa Browne	Director	March 25, 2015
Melissa Browne

/s/ J. Michael Buckley	Director	March 25, 2015
J. Michael Buckley

/s/ Steven T. Golden	Director	March 25, 2015
Steven T. Golden

/s/ Ronald H. Goodwin	Director	March 25, 2015
Ronald H. Goodwin

/s/ Mary E. Granville	Director	March 25, 2015
Mary E. Granville

/s/ Charles J. Humphreys	Director	March 25, 2015
Charles J. Humphreys

/s/ Brian W. Noonan	Director	March 25, 2015
Brian W. Noonan

/s/ Joseph P. Reilly Joseph P. Reilly	Director	March 25, 2015

EXHIBIT INDEX

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of (Loss) Income; (iii) Consolidated Statements of Comprehensive Income); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

Consolidated Financial Statements

The Board of Directors

Pilgrim Bancshares, Inc.

Cohasset, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Pilgrim Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of (loss) income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 24, 2015

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$1,938	$1,671
Interest-bearing demand deposits with other banks	16,357	7,320

Total cash and cash equivalents	18,295	8,991
Interest-bearing time deposits with other banks	2,575	4,511
Investments in available-for-sale securities (at fair value)	11,767	13,496
Investments in held-to-maturity securities (fair value of $196 at December 31, 2014, and $284 at December 31, 2013)	149	254
Federal Home Loan Bank stock, at cost	694	667
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $743 at December 31, 2014, and $742 at December 31, 2013	143,774	132,923
Premises and equipment, net	5,409	5,571
Investment in real estate, net	1,623	1,662
Accrued interest receivable	447	399
Deferred income tax asset, net	410	365
Bank-owned life insurance	2,230	2,181
Other assets	278	152

Total assets	$188,035	$171,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,978	$12,023
Interest-bearing	137,032	141,709

Total deposits	151,010	153,732
Federal Home Loan Bank advances	5,000	5,000
Other liabilities	423	320

Total liabilities	156,433	159,052

Stockholders’ equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,247,589 shares issued at December 31, 2014; none issued at December 31, 2013	22	—
Additional paid-in capital	20,770	—
Retained earnings	12,599	12,718
Unearned compensation - ESOP (173,813 shares unallocated at December 31, 2014)	(1,738)	—
Accumulated other comprehensive loss	(51)	(214)

Total stockholders’ equity	31,602	12,504

Total liabilities and stockholders’ equity	$188,035	$171,556

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands)

	Years Ended December 31,
	2014	2013
Interest and dividend income:
Interest and fees on loans	$5,683	$5,600
Interest on debt securities:
Taxable	177	196
Tax-exempt	73	90
Other interest and dividends	60	77

Total interest and dividend income	5,993	5,963

Interest expense:
Interest on deposits	1,023	1,110
Interest on Federal Home Loan Bank advances	43	65

Total interest expense	1,066	1,175

Net interest and dividend income	4,927	4,788
Provision for loan losses	—	—

Net interest and dividend income after provision for loan losses	4,927	4,788

Noninterest income:
Service charges on deposit accounts	119	138
Net gain on sales and calls of securities	70	5
Writedown of securities (includes losses of $12 and $255, net of $0 and $8 recognized in other comprehensive income for the years ended December 31, 2014 and 2013, respectively, before taxes)	(12)	(247)
Gain on sales of loans, net	49	—
Rental income	262	204
Other income	127	251

Total noninterest income	615	351

Noninterest expense:
Salaries and employee benefits	2,817	2,627
Occupancy expense	479	459
Equipment expense	170	160
Data processing expense	380	359
Professional fees	311	260
FDIC assessment	129	233
Communications expense	118	95
Advertising and public relations expense	93	75
Insurance expense	73	65
Supplies expense	64	52
Contribution to Pilgrim Bank Foundation	725	—
Other expense	236	226

Total noninterest expense	5,595	4,611

(Loss) income before income taxes	(53)	528
Income tax expense	66	160

Net (loss) income	$(119)	$368

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2014	2013
Net (loss) income	$(119)	$368

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	330	(593)
Reclassification adjustment for net realized (gains) losses in net income	(71)	219

Other comprehensive income (loss) before income tax effect	259	(374)
Income tax (expense) benefit	(96)	136

Other comprehensive income (loss), net of tax	163	(238)

Comprehensive income	$44	$130

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

(In Thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation- ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	—	$—	$—	$12,350	$—	$24	$12,374
Net income	—	—	—	368	—	—	368
Other comprehensive loss, net of tax effect	—	—	—	—	—	(238)	(238)

Balance, December 31, 2013	—	—	—	12,718		(214)	12,504
Net loss	—	—	—	(119)	—	—	(119)
Proceeds from issuance of common stock for initial public offering, net of offering costs of $1,685	2,182,125	21	20,115	—	—	—	20,136
Issuance of common stock to Pilgrim Bank Foundation	65,464	1	654	—	—	—	655
Common stock acquired by ESOP (179,807 shares)	—	—	—	—	(1,798)	—	(1,798)
Common stock held by ESOP committed to be allocated (5,994 shares)	—	—	1	—	60	—	61
Other comprehensive income, net of tax effect	—	—	—	—	—	163	163

Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$(51)	$31,602

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(119)	$368
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Capitalized interest - interest-bearing time deposits	(6)	(19)
Amortization of securities, net	92	120
Net gain on sales and calls of securities	(70)	(5)
Loans originated for sale	(2,039)	—
Proceeds from sales of loans originated for sale	2,088	—
Gain on sales of loans	(49)	—
Writedown of securities	12	247
Change in deferred origination fees, costs and discounts, excluding purchase discounts	(13)	(297)
Loss on sale of other real estate owned	—	(121)
Writedown of other real estate owned	—	229
Depreciation and amortization	335	312
Contribution of common stock to Pilgrim Bank Foundation	655	—
(Increase) decrease in accrued interest receivable	(48)	25
Increase in other assets	(56)	(8)
(Increase) decrease in prepaid expenses	(37)	183
(Increase) decrease in income taxes receivable	(33)	177
Deferred tax benefit	(141)	(73)
Increase in bank-owned life insurance	(49)	(52)
Stock based compensation expense	61	—
Increase in other liabilities	6	43
Increase in accrued expenses	97	70

Net cash provided by operating activities	686	1,199

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	1,942	6,238
Purchase of Federal Home Loan Bank stock	(169)	(27)
Redemption of Federal Home Loan Bank stock	142	117
Purchases of available-for-sale securities	(3,258)	(3,897)
Proceeds from maturities of available-for-sale securities	1,905	1,814
Proceeds from sales of available-for-sale securities	3,312	3,569
Principal payments received on held-to-maturity securities	56	142
Proceeds from maturities of held-to-maturity securities	44	—
Loan principal collections and originations, net	6	(9,761)
Loans purchased	(10,845)	(11,037)
Recoveries on loans previously charged off	1	5
Capital expenditures	(134)	(206)
Proceeds from the sale of other real estate owned	—	922

Net cash used in investing activities	(6,998)	(12,121)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(4,733)	2,375
Net increase (decrease) in time deposits	2,011	(5,296)
Payments on Federal Home Loan Bank long-term advances	(1,500)	(807)
Net change in short-term Federal Home Loan Bank advances	1,500	2,500
Proceeds from issuance of common stock	21,821	—
Costs of issuance of common stock	(1,685)	—
Common stock acquired by ESOP	(1,798)	—

Net cash provided by (used in) financing activities	15,616	(1,228)

Net increase (decrease) in cash and cash equivalents	9,304	(12,150)
Cash and cash equivalents at beginning of period	8,991	21,141

Cash and cash equivalents at end of period	$18,295	$8,991

Supplemental disclosures:
Interest paid	$1,069	$1,175
Income taxes paid	240	56
Transfer from loans to other real estate owned	—	785

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bank is a state-chartered stock bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

On October 10, 2014, in accordance with a Plan of Conversion (the “Conversion”), Conahasset Bancshares, MHC, the Bank’s former mutual holding company, completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Pilgrim Bancshares, Inc., (the “Company”) a stock holding company incorporated in February 2014. In connection with the conversion, the Company sold 2,182,125 shares of common stock, at an offering price of $10 per share, and issued an additional 65,464 shares of its common stock to the Pilgrim Bank Foundation, resulting in an aggregate issuance of 2,247,589 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,685,000, amounted to $20,136,000. The Company’s stock began trading on October 13, 2014 under the symbol PLRM on the OTC Pink Marketplace operated by OTC Market Group.

As set forth above, in connection with the Conversion, the Company established and funded the Pilgrim Bank Foundation (the “Foundation”) with 65,464 shares of the Company’s common stock, plus a cash contribution of $70,360. This contribution resulted in recognition of expense of $725,000 in the year ended December 31, 2014 based on the $10 per share offering price, plus $70,360 of cash. The Foundation supports charitable causes and community development activities in the Bank’s area of operations.

Also, in connection with the Conversion, the Company established an employee stock ownership plan (ESOP), which purchased 179,807 shares of the Company’s common stock at a price of $10 per share.

At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Bank and the Company, and only in such event, each account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the adjusted qualifying account balances then held. The Company and the Bank may not pay dividends if those dividends would cause regulatory capital to be reduced below applicable capital requirements or the amount required to maintain its respective liquidation account amount. The conversion will be accounted for as a change in corporate form with the historic basis of the Company’s and the Bank’s assets, liabilities and equity unchanged as a result.

NOTE 2 - ACCOUNTING POLICIES

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and the valuation of deferred tax assets.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 48 South Main Street Corporation, which was formed to hold securities for its own account; 40 South Main Street Realty Trust, which was formed to hold our main office, and 800 CJC Realty Corporation, which was formed to invest in and develop residential and commercial property. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks and interest-bearing demand deposits with other banks.

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2014, the reserve balance amounted to $753,000.

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

•	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders’ equity. They are merely disclosed in the notes to the consolidated financial statements.

•	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized.

•	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, and 0.25% of standby letters of credit issued by the FHLB. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2014, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ended December 31, 2014 and 2013.

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

Construction loans: Loans in this segment include land, speculative residential properties, investment multifamily, rehab to permanent investment properties and owner occupied residential properties. Payment is derived from sale of the property or long term rental cash flows once converted to permanent financing. Credit risk is affected by cost overruns, time to sell at an adequate price, vacancies and market conditions.

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

The Company periodically may agree to modify the contractual terms of loans on a temporary or permanent basis. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

PREMISES AND EQUIPMENT:

Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on a straight-line basis over the estimated useful lives of the assets. Useful lives are dependent upon the nature and condition of the asset and range from one year to 40 years.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables - Troubled Debt Restructuring by Creditors.” These properties are carried at their estimated fair value, less estimated selling costs. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables - Overall - Subsequent Measurement,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

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

PENSION PLAN:

The Company provided pension benefits for its employees through participation in the Co-Operative Banks’ Employees Retirement Association. The Plan was frozen as of April 30, 2014 and therefore there are no future funding requirements or obligation on the part of the Company.

EARNINGS PER SHARE (EPS):

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on October 10, 2014, earnings per share data is not meaningful for current and prior comparative periods and is therefore not presented.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective in the first quarter of 2015 with calendar year ends. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early application is permitted, but no earlier than an annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods ending after December 15, 2015, and interim periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In August 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company anticipates that the adoption of this ASU will not have an impact on its results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows :

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities:
December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$1,985	$7	$17	$1,975
Debt securities issued by states of the United States and political subdivisions of the states	3,258	5	30	3,233
Mortgage-backed securities	6,606	24	71	6,559

	$11,849	$36	$118	$11,767

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,460	$—	$138	$2,322
Debt securities issued by states of the United States and political subdivisions of the states	4,447	45	120	4,372
Mortgage-backed securities	6,148	27	155	6,020
Mutual funds	782	—	—	782

	$13,837	$72	$413	$13,496

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity securities:
December 31, 2014 :
Mortgage-backed securities	$149	$47	$—	$196

	$149	$47	$—	$196

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$26	$—	$1	$25
Mortgage-backed securities	228	43	12	259

	$254	$43	$13	$284

The scheduled maturities of debt securities were as follows as of December 31, 2014:

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
	(In Thousands)
Due within one year	$369	$—	$—
Due after one year through five years	1,346	—	—
Due after five years through ten years	1,830	—	—
Due after ten years	1,663	—	—
Mortgage-backed securities	6,559	149	196

	$11,767	$149	$196

During 2014, proceeds from sales of available-for-sale securities amounted to $3,312,000. Gross realized gains on those sales amounted to $72,000 and gross realized losses amounted to $4,000. During 2013, proceeds from sales of available-for-sale securities amounted to $3,569,000. Gross realized gains on those sales on those sales amounted to $34,000 and gross realized losses amounted to $29,000. The tax expense applicable to these net realized gains for the years ended December 31, 2014 and 2013 amounted to $24,000 and $2,000, respectively.

As of December 31, 2014 and 2013, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$—	$—	$1,485	$17	$1,485	$17
Debt securities issued by states of the United States and political subdivisions of the states	950	8	1,232	22	2,182	30
Mortgage-backed securities	1,411	3	2,641	68	4,052	71

Total temporarily impaired securities	2,361	11	5,358	107	7,719	118
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	3	—	3	—

Total temporarily impaired and other-than-temporarily impaired securities	$2,361	$11	$5,361	$107	$7,722	$118

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,322	$138	$25	$1	$2,347	$139
Debt securities issued by states of the United States and political subdivisions of the states	686	55	926	65	1,612	120
Mortgage-backed securities	2,701	75	1,058	79	3,759	154

Total temporarily impaired securities	5,709	268	2,009	145	7,718	413
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	7	13	7	13

Total temporarily impaired and other-than-temporarily impaired securities	$5,709	$268	$2,016	$158	$7,725	$426

As of December 31, 2014, investment securities with unrealized losses consist of debt securities issued by U.S. government corporations and government-sponsored agencies, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. As of December 31, 2013, investment securities with unrealized losses consist of debt securities issued by the U.S. Treasury and other U.S. government corporations and government-sponsored agencies, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

The following table summarizes other-than-temporary impairment losses on securities for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	Non-Agency Mortgage-Backed Securities	Mutual Funds	Non-Agency Mortgage-Backed Securities
	(In Thousands)
Total other-than-temporary impairment losses	$12	$218	$37
Less: unrealized other-than-temporary losses recognized in other comprehensive income (1)	—	—	(8)

Net impairment losses recognized in earnings (2)	$12	$218	$29

(1)	Represents the noncredit component of the other-than-temporary impairment on the securities.
(2)	Represents the credit component of the other-than-temporary impairment on securities.

For the year ended December 31, 2014, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of one non-agency mortgage-backed security. For the year ended December 31, 2013, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of a mutual fund and non-agency mortgage-backed securities. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,
	2014	2013
	(In Thousands)
Real estate loans:
One-to four- family residential	$96,440	$92,383
Commercial	17,401	19,380
Multi-family	10,171	9,882
Home equity loans and lines of credit	2,854	3,976
Construction	12,072	3,513
Commercial and industrial loans	3,012	2,506
Consumer loans:
Consumer line of credit	21	19
Other consumer loans	2,446	1,919

	144,417	133,578
Net deferred loan origination fees, costs and discounts	100	87
Allowance for loan losses	(743)	(742)

Net loans	$143,774	$132,923

The following tables set forth information regarding the allowance for loan losses as of and for the years ended December 31:

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2014 :
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	—	—	—	1
Provision (benefit)	38	(61)	(15)	(3)	72	(8)	—	—	(23)	—

Ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Ending balance:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$—	$—	$37
Ending balance:
Collectively evaluated for impairment	325	134	36	27	121	8	1	20	34	706

Total allowance for loan losses ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Loans:
Ending balance:
Individually evaluated for impairment	$6,572	$695	$—	$53	$—	$—	$—	$—	$—	$7,320
Ending balance:
Collectively evaluated for impairment	89,868	16,706	10,171	2,801	12,072	3,012	21	2,446	—	137,097

Total loans ending balance	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$—	$144,417

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$362	$152	$35	$46	$50	$7	$2	$37	$97	$788
Charge-offs	(48)	—	—	—	—	—	—	(3)	—	(51)
Recoveries	—	—	—	—	—	—	—	5	—	5
Provision (benefit)	9	43	16	(16)	(1)	9	(1)	(19)	(40)	—

Ending balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742

Ending balance:
Individually evaluated for impairment	$80	$—	$—	$—	$—	$—	$—	$—	$—	$80
Ending balance:
Collectively evaluated for impairment	243	195	51	30	49	16	1	20	57	662

Total allowance for loan losses ending balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742

Loans:
Ending balance:
Individually evaluated for impairment	$6,126	$703	$—	$—	$—	$—	$—	$—	$—	$6,829
Ending balance:
Collectively evaluated for impairment	86,257	18,677	9,882	3,976	3,513	2,506	19	1,919	—	126,749

Total loans ending balance	$92,383	$19,380	$9,882	$3,976	$3,513	$2,506	$19	$1,919	$—	$133,578

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2014. Total loans to such persons and their companies amounted to $693,000 as of December 31, 2014. During 2014, principal payments were $58,000 and there were no principal advances.

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
December 31, 2014:
Real estate loans:
One- to four-family residential	$728	$—	$1,393	$2,121	$94,319	$96,440	$—	$1,419
Commercial	—	—	—	—	17,401	17,401	—	—
Multi-family	938	—	—	938	9,233	10,171	—	—
Home equity loans and lines of credit	—	53	—	53	2,801	2,854	—	—
Construction	—	—	—	—	12,072	12,072	—	—
Commercial and industrial loans	—	—	—	—	3,012	3,012	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	21	21	—	—
Other consumer	9	—	—	9	2,437	2,446	—	—

Total	$1,675	$53	$1,393	$3,121	$141,296	$144,417	$—	$1,419

December 31, 2013:
Real estate loans:
One- to four-family residential	$—	$240	$2,075	$2,315	$90,068	$92,383	$—	$2,344
Commercial	—	—	—	—	19,380	19,380	—	—
Multi-family	—	—	—	—	9,882	9,882	—	—
Home equity loans and lines of credit	—	—	—	—	3,976	3,976	—	8
Construction	—	—	—	—	3,513	3,513	—	—
Commercial and industrial loans	—	—	—	—	2,506	2,506	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	19	19	—	—
Other consumer	—	—	—	—	1,919	1,919	—	—

Total	$—	$240	$2,075	$2,315	$131,263	$133,578	$—	$2,352

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2014:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,991	$5,991	$—	$5,586	$226
Commercial	695	695	—	699	50
Home equity line of credit	53	53	—	8	—

Total impaired with no related allowance	$6,739	$6,739	$—	$6,293	$276

With an allowance recorded:
Real estate loans:
One- to four-family residential	$581	$581	$37	$589	$22
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—

Total impaired with an allowance recorded	$581	$581	$37	$589	$22

Total
Real estate loans:
One- to four-family residential	$6,572	$6,572	$37	$6,175	$248
Commercial	695	695	—	699	50
Home equity line of credit	53	53	—	8	—

Total impaired loans	$7,320	$7,320	$37	$6,882	$298

December 31, 2013:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$4,143	$4,143	$—	$4,150	$168
Commercial	703	703	—	706	58

Total impaired with no related allowance	$4,846	$4,846	$—	$4,856	$226

With an allowance recorded:
Real estate loans:
One- to four-family residential	$1,983	$1,983	$80	$1,997	$103
Commercial	—	—	—	—	—

Total impaired with an allowance recorded	$1,983	$1,983	$80	$1,997	$103

Total
Real estate loans:
One- to four-family residential	$6,126	$6,126	$80	$6,147	$271
Commercial	703	703	—	706	58

Total impaired loans	$6,829	$6,829	$80	$6,853	$329

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family Residential	Commercial	Multi- family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Total
	(In Thousands)
December 31, 2014:
Grade:
Pass	$—	$16,706	$9,233	$—	$12,072	$3,012	$—	$—	$41,023
Special mention	2,417	695	—	53	—	—	—	—	3,165
Substandard	1,393	—	938	—	—	—	—	—	2,331
Loans not formally rated	92,630	—	—	2,801	—	—	21	2,446	97,898

Total	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$144,417

December 31, 2013:
Grade:
Pass	$—	$17,829	$8,932	$—	$3,513	$2,506	$—	$—	$32,780
Special mention	302	132	—	—	—	—	—	—	434
Substandard	4,227	1,419	950	8	—	—	—	—	6,604
Loans not formally rated	87,854	—	—	3,968	—	—	19	1,919	93,760

Total	$92,383	$19,380	$9,882	$3,976	$3,513	$2,506	$19	$1,919	$133,578

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

The Company classifies loans modified as TDRs as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows or value of the underlying collateral of the impaired loan is lower than its carrying value.

During the year ended December 31, 2014, there were two related loans modified as TDRs. The following tables set forth information regarding loans modified as TDRs during the years ended December 31, 2014 and 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
December 31, 2014:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$521	$521
Home equity loans and lines of credit	1	53	53

	2	$574	$574

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
December 31, 2013:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$1,883	$1,883

	1	$1,883	$1,883

As of December 31, 2014 and 2013, there were no loans modified as TDRs that subsequently defaulted.

As of December 31, 2014 and 2013, there were no commitments to lend additional funds to borrowers whose loans were modified in TDRs. As of December 31, 2014 and 2013, the loans were individually evaluated for impairment and it was determined that a specific allocation was not necessary during either period.

The following tables provide information on how loans were modified as TDRs:

	Rate Reduction		Interest Only Period	Rate Reduction and Interest Only Period
	(In Thousands)
December 31, 2014:
Real estate loans:
One- to four- family residential	$		$521	$—
Home equity loans and lines of credit		—	53	—

Total		$—	$574	$—

December 31, 2013:
Real estate loans:
One- to four- family residential		$—	$1,883	$—

Total		$—	$1,883	$—

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $17,635,000 and $16,755,000 at December 31, 2014 and 2013, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	December 31,
	2014	2013
	(In Thousands)
Land	$864	$864
Buildings and improvements	5,373	5,356
Furniture and equipment	2,196	2,084

	8,433	8,304
Accumulated depreciation and amortization	(3,024)	(2,733)

	$5,409	$5,571

NOTE 6 - INVESTMENT IN REAL ESTATE

The following is a summary of investment in real estate:

	December 31,
	2014	2013
	(In Thousands)
Land	$453	$453
Buildings and improvements	1,489	1,489

	1,942	1,942
Accumulated depreciation	(319)	(280)

	$1,623	$1,662

The Company’s rental income for the years ended December 31, 2014 and 2013, amounted to $262,000 and $204,000, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2014 and 2013 was $38,696,000 and $35,437,000, respectively.

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2014 was $15,727,000.

For time deposits as of December 31, 2014, the scheduled maturities for each of the following five years ended December 31 are:

(In Thousands)
2015	$33,133
2016	10,023
2017	9,212
2018	13,344
2019	771

Total	$66,483

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2014 are summarized as follows:

(In Thousands)
2015	$5,000

$5,000

Interest rates range from .24% to 2.32% with a weighted-average interest rate of .63% at December 31, 2014.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Current:
Federal	$169	$185
State	38	48

	207	233

Deferred:
Federal	(220)	322
State	(49)	(15)
Change in valuation allowance	128	(380)

	(141)	(73)

Total income tax expense	$66	$160

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2014	2013
	% of Income	% of Income
Statutory federal income tax rate	(34.0)%	34.0%
Increase (decrease) in tax rates resulting from:
Tax-exempt income	(78.4)	(9.2)
Expiration of capital loss carryforwards	—	72.0
Other	8.0	1.4
State tax, net of federal tax	(14.0)	4.1
Change in valuation allowance	244.2	(72.0)

Effective tax rates	125.8%	30.3%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$302	$300
Securities capital loss carryforwards	55	4
Writedown of securities	15	100
Interest on nonaccrual loans	31	21
Net unrealized holding loss on available-for-sale securities	31	127
Charitable contribution carryovers	290	—

Gross deferred tax assets	724	552
Valuation allowance	(129)	(1)

Gross deferred tax assets after valuation allowance	595	551

Deferred tax liabilities:
Book basis in excess of tax basis of premises and equipment	(177)	(186)
ESOP expense	(8)	—

Gross deferred tax liabilities	(185)	(186)

Net deferred tax asset	$410	$365

As of December 31, 2014 and 2013, the Company had no operating loss and tax credit carryovers for tax purposes. As of December 31, 2014, the Company had capital loss carryovers of $162,000, $2,000 of which are due to expire in 2016, $10,000 of which are due to expire in 2018, and $150,000 of which are due to expire in 2019. The capital losses can only be utilized against realized capital gains; therefore, as of December 31, 2014 a valuation allowance has been provided in the amount of $22,000 against the deferred tax benefit to the extent management deems it probable the deferred tax benefits will not be realized.

In connection with its initial public offering, the Company donated common stock and cash in the amount of $725,000 to the Foundation, which resulted in a tax benefit of $290,000. As of December 31, 2014, a valuation allowance of $107,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and market conditions.

The charitable contribution carryforward of $725,000 at December 31, 2014 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $183,000.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through December 31, 2014.

NOTE 10 - EMPLOYEE BENEFITS

Pension Plan

As a participating employer in the Co-operative Banks’ Employees Retirement Association (CBERA) multi-employer plan, the Company had in effect a pension plan covering substantially all eligible officers and employees. Under the plan, the Company contributed amounts so that, upon retirement, the officer or employee will receive a percent of their annual compensation as defined by the plan. The plan was frozen as of April 30, 2014, and therefore there are no future funding requirements or obligation on the part of the Company. As of December 31, 2013, there were 43 participating employers in the plan. The required disclosures are contained in the table below.

Name of Plan:	The Defined Benefit Plan (Plan C) of the CBERA Retirement Program

Plan’s Tax ID #:	04-6035593

Plan Number:	334

Plan Year End:	December 31, 2013

Actuarial Valuation:	January 1, 2013

FTAP Percentage: (Funded Target Attainment Percentage)	117% (Green)

Employer Plan Year Contributions:	$88,000
Did not exceed 5%

Funding Improvement:	The Company was not subject to any specific minimum contributions other than amounts, determined by the Trustees of the plan, that maintain the funded status of the plan in accordance with the requirements of the Pension Protection Act (PPA) and the Employee Retirement Income Security Act (ERISA).

The Company’s contribution expense under this plan was $0 and $88,000 for the years ended December 31, 2014 and 2013, respectively.

401(k) Plan

The Company provides a savings and retirement plan for employees through the Co-operative Banks’ Employees Retirement Association (CBERA) 401(k) Plan, which is a multiple employer tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). All employees who have attained age 21 and have completed three months of employment during which they worked at least 250 hours are eligible to participate in the 401(k) Plan.

The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to the limitations imposed by the Internal Revenue Code. In addition to salary deferral contributions, the Company will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to 5% of the participant’s pre-tax and after-tax contributions. For the years ended December 31, 2014 and 2013, contribution expense attributable to the plan amounted to $85,000 and $81,000, respectively.

Incentive Plan

The Company has a discretionary Incentive Plan whereby all employees are eligible to receive a payment if the Company meets or exceeds certain base performance standards for its fiscal year. The structure of the Incentive Plan is to be reviewed on an annual basis by the Board of Directors. Incentive compensation expense for the years ended December 31, 2014 and 2013 amounted to $115,000 and $59,000, respectively.

Executive Annual Incentive Plan

The Company has adopted an executive incentive plan effective January 1, 2015, which will supersede and replace the discretionary bonus arrangement above for certain named executive officers. For each plan year (which is the calendar year), each participant will receive an award agreement, which will provide the annual bonus award amount, designated as a percentage of base salary, and the performance objectives that must be satisfied for the participant to receive the annual bonus award. The specific performance objectives will be determined annually by the Company, but generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties to the Company. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant.

Executive Supplemental Retirement Plan

The Company has adopted a supplemental executive retirement plan (“SERP”) effective January 1, 2014. The SERP is a non-qualified retirement plan that provides supplemental retirement benefits to participants who are key employees as designated by the Compensation Committee. The President and Chief Executive Officer is currently the only participant in the SERP. For the year ended December 31, 2014, total expense applicable to this plan amounted to $43,000.

Employee Stock Ownership Plan

The Company has adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees. On October 10, 2014, in accordance with a Plan of Conversion (the “Conversion”), Conahasset Bancshares, MHC, the Bank’s former mutual holding company, completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Pilgrim Bancshares, Inc., (the “Company”) a stock holding company incorporated in February 2014. The Company completed its initial public offering in connection with the conversion transaction by selling a total of 2,182,125 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 179,807 shares were purchased by the Bank’s ESOP.

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over the loan term of 29.2 years.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the loan is repaid. The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants will vest in their benefit at a rate of 20% per year, beginning after the completion of their second year of service, such that the participants will be 100% vested upon completion of six years of credited services. Participants who were employed by the Bank immediately prior to the conversion will receive credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the ESOP upon severance from employment. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants. Under applicable accounting requirements, the Company will record a compensation expense for the ESOP equal to the fair market value of the shares when they are committed to be released from the suspense account to participants’ accounts under the plan.

At December 31, 2014, the remaining principal balance on the ESOP debt was $1,719,000 and the number of shares held by the ESOP was 179,807.

Total compensation expense recognized in connection with the ESOP was $61,000 for the year ended December 31, 2014.

The remaining principal balance on the ESOP debt as of December 31, 2014 is payable as follows:

Years Ending December 31,	Amount
(In Thousands)
2015	$37
2016	38
2017	39
2018	40
2019	42
Thereafter	1,523

$1,719

Shares held by the ESOP are as follows as of December 31:

2014
Allocated	—
Committed to be allocated	5,994
Unallocated	173,813

Shares held by ESOP	179,807

The fair value of unallocated ESOP shares was $1,898,000 at December 31, 2014.

Employment Agreements

The Bank has entered into an employment agreement with its President and Chief Executive Officer, with an initial term of three years. The agreement provides for a specified minimum annual compensation and the continuation of benefits currently received upon termination events, including a change in control, as defined in the agreement. The Bank has also entered into change in control agreements with two officers of the Bank with an initial term of two years, which provides for a lump sum severance payment, subject to limitations. These agreements must be approved by the Board of Directors on an annual basis after the initial term, with an extension for an additional year. If the Board of Directors determines not to extend the term, a notice of non-renewal must be issued.

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

Notional amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows:

	December 31,
	2014	2013
	(In Thousands)
Commitments to originate loans	$9,981	$4,180
Commitments to purchase loans	4,799	—
Unadvanced funds on loans:
Home equity lines of credit	3,389	3,848
Construction loans	8,049	1,566
Commercial lines of credit	1,517	1,771
Consumer	104	141

	$27,839	$11,506

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

NOTE 13 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of December 31, 2014 and 2013. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2014.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$1,975	$—	$1,975	$—
Debt securities issued by states of the United States and political subdivisions of the states	3,233	—	3,233	—
Mortgage-backed securities	6,559	—	6,559	—

Totals	$11,767	$—	$11,767	$—

December 31, 2013:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$2,322	$—	$2,322	$—
Debt securities issued by states of the United States and political subdivisions of the states	4,372	—	4,372	—
Mortgage-backed securities	6,020	—	6,020	—
Mutual funds	782	782	—	—

Totals	$13,496	$782	$12,714	$—

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2014 and 2013 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2014:
Impaired loans	$544	$—	$—	$544

Totals	$544	$—	$—	$544

December 31, 2013:
Impaired loans	$1,903	$—	$—	$1,903

Totals	$1,903	$—	$—	$1,903

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,295	$18,295	$—	$—	$18,295
Interest-bearing time deposits with other banks	2,575	—	2,578	—	2,578
Available-for-sale securities	11,767	—	11,767	—	11,767
Held-to-maturity securities	149	—	196	—	196
Federal Home Loan Bank stock	694	694	—	—	694
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	143,774	—	—	146,705	146,705
Accrued interest receivable	447	447	—	—	447
Financial liabilities:
Deposits	151,010	—	151,638	—	151,638
FHLB advances	5,000	—	5,006	—	5,006

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,991	$8,991	$—	$—	$8,991
Interest-bearing time deposits with other banks	4,511	—	4,518	—	4,518
Available-for-sale securities	13,496	782	12,714	—	13,496
Held-to-maturity securities	254	—	284	—	284
Federal Home Loan Bank stock	667	667	—	—	667
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	132,923	—	—	134,272	134,272
Accrued interest receivable	399	399	—	—	399

Financial liabilities:
Deposits	153,732	—	154,278	—	154,278
FHLB advances	5,000	—	5,182	—	5,182

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of December 31, 2014 and 2013 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

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

The components of other comprehensive income (loss), included in equity are as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)
Net unrealized holding gain (loss) on available-for-sale securities	$330	$(593)
Reclassification adjustment for net realized (gains) losses in net income (1)	(71)	219

Other comprehensive income (loss) before income tax effect	259	(374)
Income tax (expense) benefit	(96)	136

Other comprehensive income (loss), net of tax	$163	$(238)

Accumulated other comprehensive loss as of December 31, 2014 and 2013, consists of net unrealized holding losses on available-for-sale securities, net of taxes.

(1) Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of (loss) income as follows; the pre-tax amount is included in net gain on sales and calls of securities and writedown of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net (loss) income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$22,153	21.9%	$8,086	8.0%	$10,108	10.0%
Tier 1 Capital (to Risk Weighted Assets)	21,398	21.2	4,043	4.0	6,065	6.0
Tier 1 Capital (to Average Assets)	21,398	11.7	7,347	4.0	9,183	5.0

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	13,399	13.5	7,944	8.0	9,929	10.0
Tier 1 Capital (to Risk Weighted Assets)	12,650	12.7	3,972	4.0	5,958	6.0
Tier 1 Capital (to Average Assets)	12,650	7.5	6,759	4.0	8,449	5.0

Basel III:

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

NOTE 17 - RECLASSIFICATION

Certain amounts in the 2013 consolidated financial statements have been reclassified to be consistent with the current period presentation.

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

Pilgrim Bancshares, Inc.

BALANCE SHEETS

	At December 31,
	2014	2013
	(In Thousands)
ASSETS
Noninterest bearing deposit in the Bank	$8,380	$—
Loan to the ESOP	1,719	—
Investment in subsidiary	21,347	12,437
Other assets	189	67

Total assets	$31,635	$12,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$33	$—
Stockholders’ equity	31,602	12,504

Total liabilities and stockholders’ equity	$31,635	$12,504

The condensed statements of net (loss) income of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
	2014	2013
	(In Thousands)
Interest income from ESOP loan	$13	$—
Chartitable foundation contribution	725	—
Other noninterest expense	31	—

Loss before income tax benefit and equity in undistributed net Income of the Bank	(743)	—
Income tax benefit	(189)	—

Loss before equity in undistributed net income of subsidiary	(554)	—
Equity in undistributed net income of subsidiary	435	368

Net (loss) income	$(119)	$368

The condensed statements of cash flows of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(119)	$368
Adustments to reconcile net loss to net cash provided by operating activities:
Repayment of principal on ESOP loan	79	—
Equity in undistributed income of subsidiary	(435)	(368)
Contribution of common stock to Pilgrim Bank Foundation	655	—
Deferred tax benefit	(182)	—
Decrease in other assets	60	—
Increase in other liabilities	33	—

Net cash provided by operating activities	91	—

Cash flows from investing activities:
Capital contribution to Pilgrim Bank	(10,049)	—
Loan to ESOP	(1,798)	—

Net cash used by investing activities	(11,847)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	20,136	—

Net cash provided by financing activities	20,136	—

Net change in cash and cash equivalents	8,380	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$8,380	$—

NOTE 19 - QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In Thousands)
Interest and dividend income	$1,491	$1,489	$1,470	$1,543	$1,515	$1,513	$1,521	$1,414
Interest expense	259	273	272	262	273	289	301	312

Net interest and dividend income	1,232	1,216	1,198	1,281	1,242	1,224	1,220	1,102
Provision for loan losses	—	—	—	—	(165)	36	93	36

Net interest and dividend income, after provision for loan losses	1,232	1,216	1,198	1,281	1,407	1,188	1,127	1,066
Total noninterest income	131	128	217	139	(126)	121	169	187
Total noninterest expense	2,095	1,144	1,147	1,209	1,150	1,123	1,145	1,193

(Loss) income before income taxes	(732)	200	268	211	131	186	151	60
(Benefit) provision for income taxes	(181)	69	93	85	40	61	47	12

Net (loss) income	$(551)	$131	$175	$126	$91	$125	$104	$48