Form 10-Q
period 2015-03-31
Pilgrim Bancshares, Inc.
filed 2015-05-15
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of May 15, 2015, there were issued and outstanding 2,247,589 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31, 2015	December 31, 2014

	(unaudited)
ASSETS
Cash and due from banks	$1,748	$1,938
Interest-bearing demand deposits with other banks	8,477	16,357

Total cash and cash equivalents	10,225	18,295
Interest-bearing time deposits with other banks	2,575	2,575
Investments in available-for-sale securities (at fair value)	13,336	11,767
Investments in held-to-maturity securities (fair value of $185 at March 31, 2015, and $196 at December 31, 2014)	140	149
Federal Home Loan Bank stock, at cost	766	694
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $765 at March 31, 2015, and $743 at December 31, 2014	150,503	143,774
Premises and equipment, net	5,367	5,409
Investment in real estate, net	1,612	1,623
Accrued interest receivable	479	447
Deferred income tax asset, net	387	410
Bank-owned life insurance	2,242	2,230
Other assets	251	278

Total assets	$188,267	$188,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,732	$13,978
Interest-bearing	136,386	137,032

Total deposits	150,118	151,010
Federal Home Loan Bank advances	6,000	5,000
Other liabilities	405	423

Total liabilities	156,523	156,433

Stockholders’ equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,247,589 shares issued at March 31, 2015 and December 31, 2014	22	22
Additional paid-in capital	20,755	20,770
Retained earnings	12,700	12,599
Unearned compensation - ESOP (172,315 shares unallocated at March 31, 2015 and 173,813 shares unallocated at December 31, 2014)	(1,723)	(1,738)

Accumulated other comprehensive loss	(10)	(51)

Total stockholders’ equity	31,744	31,602

Total liabilities and stockholders’ equity	$188,267	$188,035

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,534		$1,466
Interest on debt securities:
Taxable	40		43
Tax-exempt	18		23
Other interest and dividends	14		11

Total interest and dividend income	1,606		1,543

Interest expense:
Interest on deposits	241		246
Interest on Federal Home Loan Bank advances	13		16

Total interest expense	254		262

Net interest and dividend income	1,352		1,281
Provision for loan losses	22		—

Net interest and dividend income after provision for loan losses	1,330		1,281

Noninterest income:
Service charges on deposit accounts	28		30
Net gain on sales of securities	—		5
Gain on sales of loans, net	32		15
Rental income	68		59
Other income	31		30

Total noninterest income	159		139

Noninterest expense:
Salaries and employee benefits	772		715
Occupancy expense	164		130
Equipment expense	48		39
Data processing expense	88		89
Professional fees	92		67
FDIC assessment	35		36
Communications expense	28		28
Advertising and public relations expense	15		16
Insurance expense	20		17
Supplies expense	16		18
Other expense	66		54

Total noninterest expense	1,344		1,209

Income before income taxes	145		211
Income tax expense	44		85

Net income	$101		$126

Weighted-average number of common shares outstanding:
Basic	2,074,525		na
Diluted	2,074,525		na

Earnings per share:
Basic	$0.05	$	na
Diluted	$0.05	$	na

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income	$101	$126

Other comprehensive income, net of tax:
Net unrealized holding gain on available-for-sale securities	64	157
Reclassification adjustment for net realized gains in net income (1)	—	(5)

Other comprehensive income before income tax effect	64	152
Income tax expense	(23)	(56)

Other comprehensive income, net of tax	41	96

Comprehensive income	$142	$222

(1)	Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in net gain on sales and calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014 (unaudited)

(In Thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation- ESOP	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2013	—	$—	$—	$12,718	$—	$(214)	$12,504
Net income	—	—	—	126	—	—	126
Other comprehensive income, net of tax effect	—	—	—	—	—	96	96

Balance, March 31, 2014	—	$—	$—	$12,844	$—	$(118)	$12,726

Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$(51)	$31,602
Net income	—	—	—	101	—	—	101
Common stock held by ESOP committed to be allocated (1,498 shares)	—	—	1	—	15	—	16
Other comprehensive income, net of tax effect	—	—	—	—	—	41	41
Issuance costs related to initial public offering	—	—	(16)	—	—	—	(16)

Balance, March 31, 2015	2,247,589	$22	$20,755	$12,700	$(1,723)	$(10)	$31,744

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$101	$126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	22	—
Capitalized interest - interest-bearing time deposits	—	(1)
Amortization of securities, net	20	20
Net gain on sales of securities	—	(5)
Loans originated for sale	(970)	(499)
Proceeds from sales of loans originated for sale	1,002	514
Gain on sales of loans	(32)	(15)
Change in deferred origination fees, costs and discounts, excluding purchase discounts	(3)	(5)
Depreciation and amortization	88	81
Increase in accrued interest receivable	(32)	(38)
Decrease (increase) in other assets	27	(426)
Increase in prepaid expenses	(37)	(69)
Decrease in income taxes receivable	37	52
Deferred tax benefit	—	9
Increase in bank-owned life insurance	(12)	(12)
Stock based compensation expense	16	—
Decrease in other liabilities	(26)	(13)
Increase in income taxes payable	—	21
Increase (decrease) in accrued expenses	8	(62)

Net cash provided by (used in) operating activities	209	(322)

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	—	747
Purchase of Federal Home Loan Bank stock	(72)	(8)
Purchases of available-for-sale securities	(2,084)	—
Proceeds from maturities of available-for-sale securities	251	286
Proceeds from sales of available-for-sale securities	—	787
Principal payments received on available-for-sale securities	306	—
Principal payments received on held-to-maturity securities	11	14
Loan principal collections and originations, net	(6,704)	473
Loans purchased	(1,694)	—
Loan participations sold	1,650	—
Capital expenditures	(35)	(13)

Net cash (used in) provided by investing activities	(8,371)	2,286

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	660	(6,162)
Net (decrease) increase in time deposits	(1,552)	1,809
Payments on Federal Home Loan Bank long-term advances	(500)	—
Federal Home Loan Bank long-term advances received	3,000	—
Net change in short-term Federal Home Loan Bank advances	(1,500)	2,000
Issuance costs related to initial public offering	(16)	—

Net cash provided by (used in) financing activities	92	(2,353)

Net decrease in cash and cash equivalents	(8,070)	(389)
Cash and cash equivalents at beginning of period	18,295	8,991

Cash and cash equivalents at end of period	$10,225	$8,602

Supplemental disclosures:
Interest paid	$252	$262
Income taxes paid	7	3

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bank (“the Bank”) is a Massachusetts-chartered stock co-operative bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

On October 10, 2014, in accordance with a Plan of Conversion (the “Conversion”), Conahasset Bancshares, MHC, the Bank’s former mutual holding company, completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Pilgrim Bancshares, Inc., (the “Company”) a stock holding company incorporated in February 2014. In connection with the conversion, the Company sold 2,182,125 shares of common stock, including 179,807 shares to a newly established employee stock ownership plan, at an offering price of $10 per share, and issued an additional 65,464 shares of its common stock to the Pilgrim Bank Foundation (the “Foundation”), resulting in an aggregate issuance of 2,247,589 shares of common stock. The Foundation supports charitable causes and community development activities in the Bank’s area of operations. The net proceeds from the stock offering, net of offering costs of $1,685,000, amounted to $20,136,000. The Company’s stock began trading on October 13, 2014 under the symbol PLRM on the OTC Pink Marketplace operated by OTC Market Group.

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

NOTE 2 - BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. generally accepted accounting principles for complete financial statements. Information included herein as of March 31, 2015 and for the interim periods ended March 31, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and the valuation of deferred tax assets.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 4 - EARNINGS PER SHARE (EPS)

The Company has adopted the EPS guidance included in Accounting Standards Codification (“ASC”) 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, if presented, reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used. Because the formation of the Company was completed on October 10, 2014, earnings per share data is not meaningful for prior comparative periods and is therefore not presented.

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the three months ended March 31, 2015 has been computed based on the following:

Three Months Ended March 31, 2015

Net income (In thousands)	$101

Basic common shares:
Weighted average shares outstanding	2,247,589
Less: Weighted average unallocated ESOP shares	(173,064)

Basic weighted average shares outstanding	2,074,525

Basic earnings per share	$0.05

Diluted earnings per share (1)	$0.05

(1)	No diluted potential common shares

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In Thousands)
Available-for-sale securities:
March 31, 2015 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$2,485	$22	$4	$2,503
Debt securities issued by states of the United States and political subdivisions of the states	3,002	13	28	2,987

Mortgage-backed securities	7,867	36	57	7,846

	$13,354	$71	$89	$13,336

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$1,985	$7	$17	$1,975
Debt securities issued by states of the United States and political subdivisions of the states	3,258	5	30	3,233
Mortgage-backed securities	6,606	24	71	6,559

	$11,849	$36	$118	$11,767

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held-to-maturity securities:
March 31, 2015 (unaudited):
Mortgage-backed securities	$140	$46	$1	$185

	$140	$46	$1	$185

December 31, 2014 :
Mortgage-backed securities	$149	$47	$—	$196

	$149	$47	$—	$196

The scheduled maturities of debt securities were as follows as of March 31, 2015 (unaudited):

	Available-For-Sale	Held-To-Maturity
	Fair Value	Amortized Cost Basis	Fair Value
	(In Thousands)
Due within one year	$115	$—	$—
Due after one year through five years	1,851	—	—
Due after five years through ten years	2,338	—	—
Due after ten years	1,186	—	—
Mortgage-backed securities	7,846	140	185

	$13,336	$140	$185

There were no sales of available-for-sale securities during the three months ended March 31, 2015 (unaudited). Proceeds from sales of available-for-sale securities during the three months ended March 31, 2014 (unaudited) were $787,000 with gross realized gains of $5,000 and no gross realized losses. The tax expense applicable to the net realized gains for the three month period ended March 31, 2014 (unaudited) amounted to $2,000.

As of March 31, 2015 (unaudited) and December 31, 2014, there were no securities whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2015 (unaudited) :
Debt securities issued by U.S. government corporations and agencies	$—	$—	$496	$4	$496	$4
Debt securities issued by states of the United States and political subdivisions of the states	657	8	1,380	20	2,037	28
Mortgage-backed securities	384	1	2,524	56	2,908	57

Total temporarily impaired securities	1,041	9	4,400	80	5,441	89
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	2	1	2	1

Total temporarily impaired and other-than-temporarily impaired securities	$1,041	$9	$4,402	$81	$5,443	$90

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$—	$—	$1,485	$17	$1,485	$17
Debt securities issued by states of the United States and political subdivisions of the states	950	8	1,232	22	2,182	30
Mortgage-backed securities	1,411	3	2,641	68	4,052	71

Total temporarily impaired securities	2,361	11	5,358	107	7,719	118
Other-than-temporarily impaired securities:
Mortgage-backed securities	—	—	3	—	3	—

Total temporarily impaired and other-than-temporarily impaired securities	$2,361	$11	$5,361	$107	$7,722	$118

As of March 31, 2015 (unaudited) and December 31, 2014, investment securities with unrealized losses consist of debt securities issued by U.S. government agencies and government-sponsored enterprises, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

There were no other-than-temporary impairment losses on securities for the three months ended March 31, 2015 and 2014 (unaudited).

NOTE 6 - LOANS

Loans consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
	(In Thousands)
Real estate loans:
One-to four- family residential	$97,557	$96,440
Commercial	17,535	17,401
Multi-family	12,103	10,171
Home equity loans and lines of credit	2,450	2,854
Construction	16,162	12,072
Commercial and industrial loans	3,126	3,012
Consumer loans:
Consumer line of credit	28	21
Other consumer loans	2,204	2,446

	151,165	144,417
Net deferred loan origination fees, costs and discounts	103	100
Allowance for loan losses	(765)	(743)

Net loans	$150,503	$143,774

The following tables set forth information regarding the allowance for loan losses as of and for the three months ended March 31, 2015 and 2014 (unaudited) and at December 31, 2014:

	Real Estate:						Consumer
	One- to four- family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Three months ended March 31, 2015 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
(Benefit) provision	(22)	(16)	6	(3)	65	3	—	2	(13)	22

Ending balance	$340	$118	$42	$24	$186	$11	$1	$22	$21	$765

Three months ended March 31, 2014 (unaudited):
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
(Benefit) provision	(7)	(20)	4	(5)	34	4	16	(19)	(7)	—

Ending balance	$316	$175	$55	$25	$83	$20	$17	$1	$50	$742

At March 31, 2015 (unaudited):
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$31	$—	$—	$—	$—	$—	$—	$—	$—	$31
Ending balance:
Collectively evaluated for impairment	309	118	42	24	186	11	1	22	21	734

Total allowance for loan losses ending balance	$340	$118	$42	$24	$186	$11	$1	$22	$21	$765

Loans:
Ending balance:
Individually evaluated for impairment	$6,548	$693	$—	$53	$—	$—	$—	$—	$—	$7,294
Ending balance:
Collectively evaluated for impairment	91,009	16,842	12,103	2,397	16,162	3,126	28	2,204	—	143,871

Total loans ending balance	$97,557	$17,535	$12,103	$2,450	$16,162	$3,126	$28	$2,204	$—	$151,165

At December 31, 2014 :
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$37	$—	$—	$—	$—	$—	$—	$—	$—	$37
Ending balance:
Collectively evaluated for impairment	325	134	36	27	121	8	1	20	34	706

Total allowance for loan losses ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Loans:
Ending balance:
Individually evaluated for impairment	$6,572	$695	$—	$53	$—	$—	$—	$—	$—	$7,320
Ending balance:
Collectively evaluated for impairment	89,868	16,706	10,171	2,801	12,072	3,012	21	2,446	—	137,097

Total loans ending balance	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$—	$144,417

The following tables set forth information regarding nonaccrual loans and past-due loans at March 31, 2015 and December 31, 2014:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
March 31, 2015 (unaudited):
Real estate loans:
One- to four-family residential	$522	$—	$1,393	$1,915	$95,642	$97,557	$—	$1,417
Commercial	—	—	—	—	17,535	17,535	—	—
Multi-family	—	—	—	—	12,103	12,103	—	—
Home equity loans and lines of credit	102	53	—	155	2,295	2,450	—	—
Construction	—	—	—	—	16,162	16,162	—	—
Commercial and industrial loans	8	—	—	8	3,118	3,126	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	28	28	—	—
Other consumer	1	—	—	1	2,203	2,204	—	—

Total	$633	$53	$1,393	$2,079	$149,086	$151,165	$—	$1,417

December 31, 2014:
Real estate loans:
One- to four-family residential	$728	$—	$1,393	$2,121	$94,319	$96,440	$—	$1,419
Commercial	—	—	—	—	17,401	17,401	—	—
Multi-family	938	—	—	938	9,233	10,171	—	—
Home equity loans and lines of credit	—	53	—	53	2,801	2,854	—	—
Construction	—	—	—	—	12,072	12,072	—	—
Commercial and industrial loans	—	—	—	—	3,012	3,012	—	—
Consumer loans:
Consumer line of credit	—	—	—	—	21	21	—	—
Other consumer	9	—	—	9	2,437	2,446	—	—

Total	$1,675	$53	$1,393	$3,121	$141,296	$144,417	$—	$1,419

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurement,” is as follows at March 31, 2015 and December 31, 2014 and the three months and year then ended, respectively.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
March 31, 2015 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,972	$5,972	$—	$5,977	$44
Commercial	693	693	—	694	11
Home equity line of credit	53	53	—	53	—

Total impaired with no related allowance	$6,718	$6,718	$—	$6,724	$55

With an allowance recorded:
Real estate loans:
One- to four-family residential	$576	$576	$31	$578	$7
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—

Total impaired with an allowance recorded	$576	$576	$31	$578	$7

Total
Real estate loans:
One- to four-family residential	$6,548	$6,548	$31	$6,555	$51
Commercial	693	693	—	694	11
Home equity line of credit	53	53	—	53	—

Total impaired loans	$7,294	$7,294	$31	$7,302	$62

December 31, 2014:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,991	$5,991	$—	$5,586	$226
Commercial	695	695	—	699	50
Home equity line of credit	53	53	—	8	—

Total impaired with no related allowance	$6,739	$6,739	$—	$6,293	$276

With an allowance recorded:
Real estate loans:
One- to four-family residential	$581	$581	$37	$589	$22
Commercial	—	—	—	—	—
Home equity line of credit	—	—	—	—	—

Total impaired with an allowance recorded	$581	$581	$37	$589	$22

Total
Real estate loans:
One- to four-family residential	$6,572	$6,572	$37	$6,175	$248
Commercial	695	695	—	699	50
Home equity line of credit	53	53	—	8	—

Total impaired loans	$7,320	$7,320	$37	$6,882	$298

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four- family Residential	Commercial	Multi-family	Home Equity Loans and Lines of Credit	Construction	Commercial and Industrial Loans	Consumer Line of Credit	Other Consumer	Total
	(In Thousands)
March 31, 2015 (unaudited):
Grade:
Pass	$—	$16,842	$11,169	$—	$16,162	$3,126	$—	$—	$47,299
Special mention	2,409	693	—	53	—	—	—	—	3,155
Substandard	1,393	—	934	—	—	—	—	—	2,327
Loans not formally rated	93,755	—	—	2,397	—	—	28	2,204	98,384

Total	$97,557	$17,535	$12,103	$2,450	$16,162	$3,126	$28	$2,204	$151,165

December 31, 2014:
Grade:
Pass	$—	$16,706	$9,233	$—	$12,072	$3,012	$—	$—	$41,023
Special mention	2,417	695	—	53	—	—	—	—	3,165
Substandard	1,393	—	938	—	—	—	—	—	2,331
Loans not formally rated	92,630	—	—	2,801	—	—	21	2,446	97,898

Total	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$144,417

At March 31, 2015 and December 31, 2014, there were no loans rated “doubtful” or “loss.”

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

During the three months ended March 31, 2015 and 2014 (unaudited), there were no loans modified as TDRs. As of March 31, 2015 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $19.5 million and $17.6 million at March 31, 2015 (unaudited) and December 31, 2014, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of March 31, 2015 (unaudited) and December 31, 2014 was $38.3 million and $38.7 million, respectively.

The aggregate amount of time deposits in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at March 31, 2015 (unaudited) and December 31, 2014 was $15.2 million and $15.7 million, respectively.

For time deposits as of March 31, 2015 (unaudited), the scheduled maturities for each of the following five years ended March 31 are:

(In Thousands)
2016	$33,196
2017	10,236
2018	15,079
2019	5,303
2020	1,117

Total	$64,931

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the Federal Home Loan Bank of Boston (“FHLB”) for the years ending after March 31, 2015 (unaudited) are summarized as follows:

(In Thousands)
2016	$3,000
2017	—
2018	3,000

$6,000

Interest rates range from 0.24% to 2.03% with a weighted-average interest rate of 0.84% at March 31, 2015 (unaudited).

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of March 31, 2015 (unaudited) and December 31, 2014. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014.

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

The following summarizes assets measured at fair value as of March 31, 2015 (unaudited) and December 31, 2014.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2015 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$2,503	$—	$2,503	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,987	—	2,987	—
Mortgage-backed securities	7,846	—	7,846	—

Totals	$13,336	$—	$13,336	$—

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$1,975	$—	$1,975	$—
Debt securities issued by states of the United States and political subdivisions of the states	3,233	—	3,233	—
Mortgage-backed securities	6,559	—	6,559	—

Totals	$11,767	$—	$11,767	$—

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at March 31, 2015 (unaudited) and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2015 (unaudited):
Impaired loans	$545	$—	$—	$545

Totals	$545	$—	$—	$545

December 31, 2014:
Impaired loans	$544	$—	$—	$544

Totals	$544	$—	$—	$544

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2015 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,225	$10,225	$—	$—	$10,225
Interest-bearing time deposits with other banks	2,575	—	2,577	—	2,577
Available-for-sale securities	13,336	—	13,336	—	13,336
Held-to-maturity securities	140	—	185	—	185
Federal Home Loan Bank stock	766	766	—	—	766
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	150,503	—	—	154,266	154,266
Accrued interest receivable	479	479	—	—	479

Financial liabilities:
Deposits	150,118	—	150,715	—	150,715
FHLB advances	6,000	—	5,992	—	5,992

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,295	$18,295	$—	$—	$18,295
Interest-bearing time deposits with other banks	2,575	—	2,578	—	2,578
Available-for-sale securities	11,767	—	11,767	—	11,767
Held-to-maturity securities	149	—	196	—	196
Federal Home Loan Bank stock	694	694	—	—	694
Investment in The Co-operative Central Reserve Fund	384	384	—	—	384
Loans, net	143,774	—	—	146,705	146,705
Accrued interest receivable	447	447	—	—	447

Financial liabilities:
Deposits	151,010	—	151,638	—	151,638
FHLB advances	5,000	—	5,006	—	5,006

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of March 31, 2015 (unaudited) and December 31, 2014 under the indicated captions. Accounting policies related to financial instruments are described below.

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

NOTE 10 – REGULATORY CAPITAL

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

As of March 31, 2015 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table below.

Regulatory Capital and Ratios	March 31, 2015	December 31, 2014
	(Dollars In Thousands)
Regulatory Capital
Total Shareholders’ Equity	$21,517	$21,347
Add (deduct): Net unrealized losses on investment securities	10	51
Other	(142)	—

Common Equity Tier 1 Capital	21,385	na

Tier 1 Capital	21,385	21,398
Allowable reserve for credit losses and unfunded commitments	779	755

Total Regulatory Capital (1)	$22,164	$22,153

Risk Weighted Assets (1)	$122,582	$101,078

Key Regulatory Ratios (1)
Common Equity Tier 1 Capital Ratio	17.5%	na
Tier 1 Capital Ratio	17.5	21.2%
Total Capital Ratio	18.1	21.9
Tier 1 Leverage Ratio	11.3	11.7

(1)	March 31, 2015 capital levels and ratios were calculated under the new capital regulations, which became effective January 1, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2015, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 25, 2015.

Comparison of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014

Total Assets. Total assets increased $232,000, or 0.1%, to $188.3 million at March 31, 2015 from $188.0 million at December 31, 2014.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents decreased $8.1 million, or 44.1%, to $10.2 million at March 31, 2015 from $18.3 million at December 31, 2014. The decrease in cash resulted from $6.7 million in loan growth, $2.1 million in investment securities purchases and a $892,000 reduction in deposits, offset by $1.0 million in increased FHLB borrowings.

Net Loans. Net loans increased $6.7 million, or 4.7%, to $150.5 million at March 31, 2015 from $143.8 million at December 31, 2014. The Company originated $16.2 million and purchased $1.7 million of new loans during the three months ended March 31, 2015. Partially offsetting the loan originations and purchases were $6.0 million of loan payoffs and amortization, $970,000 of mortgages sold to the FHLB, and $4.2 million of unadvanced funds on loans originated during the three months ended March 31, 2015.

Investment Securities. Investment securities classified as available-for-sale increased $1.6 million, or 13.3%, to $13.3 million at March 31, 2015 from $11.8 million at December 31, 2014, due to the purchase of mortgage backed securities partially offset by the maturity of a municipal security. Investment securities classified as held-to-maturity decreased $9,000, or 6.0%, to $140,000 at March 31, 2015, from $149,000 at December 31, 2014 due to maturities in the ordinary course of business. At March 31, 2015, investment securities classified as available-for-sale consisted primarily of debt securities issued by U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and U.S. government-sponsored mortgage-backed securities, with a focus on suitable U.S. government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at March 31, 2015 increased $12,000, or 0.5%, compared to December 31, 2014 due to normal increases in cash surrender value.

Deposits. Deposits decreased $892,000, or 0.6%, to $150.1 million at March 31, 2015 from $151.0 million at December 31, 2014, primarily due to a $1.6 million decrease in certificates of deposits, $800,000 decrease in money market deposits, $246,000 decrease in noninterest bearing accounts, offset by a $1.1 million increase in savings accounts and a $551,000 increase in NOW accounts. Our core deposits, which we consider to be our noninterest bearing demand accounts, NOW accounts, savings accounts and money market accounts, increased $661,000, or 0.8%, to $85.2 million at March 31, 2015 from $84.5 million at December 31, 2014.

Borrowings and Other Liabilities. FHLB advances increased $1.0 million, or 20.0%, to $6.0 million at March 31, 2015 from $5.0 million at December 31, 2014. FHLB borrowings as of March 31, 2015 consist of $2.5 million in short term borrowings, and $3.5 million in long term borrowings, with $500,000 maturing in 2015. Other liabilities, which include interest payable, accruals for employee pension and medical plans and normal accruals for expenses, decreased $18,000, or 4.3%, to $405,000 at March 31, 2015 from $423,000 at December 31, 2014.

Total Stockholders’ Equity. Stockholders’ equity increased $142,000, or 0.5%, to $31.7 million at March 31, 2015 from $31.6 million at December 31, 2014. The increase resulted from net income of $101,000 during the three months ended March 31, 2015 and a decrease of $41,000 in accumulated other comprehensive loss due to a decrease in the net unrealized loss position of our available-for-sale investment securities portfolio.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At March 31, 2015			At December 31, 2014
	(unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$522	$—	$1,393	$728	$—	$1,393
Commercial	—	—	—	—	—	—
Multi-family	—	—	—	938	—	—
Home equity loans and lines of credit	102	53	—	—	53	—
Construction	—	—	—	—	—	—

Total real estate	624	53	1,393	1,666	53	1,393
Commercial and industrial loans	8	—	—	—	—	—
Consumer loans	1	—	—	9	—	—

Total loans	$633	$53	$1,393	$1,675	$53	$1,393

(1)	There were no delinquent non-owner occupied residential real estate loans at March 31, 2015 or December 31, 2014.

The decrease in delinquent loans in the 30 – 59 day period from December 31, 2014 to March 31, 2015 was the result of current payments on the loans.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of March 31, 2015 and December 31, 2014.

	At March 31, 2015	At December 31, 2014
	(In Thousands)
	(unaudited)
Classified assets:
Substandard:
Loans(1)	$2,327	$2,331
Securities	131	138

Total substandard	2,458	2,469
Doubtful	—	—
Loss	—	—
Other real estate owned	—	—

Total classified assets	$2,458	$2,469

Special mention	$3,155	$3,165

(1)	Includes $1.4 million of non-accruing loans that are more than 90 days past due for each period.

The decrease in classified assets from December 31, 2014 to March 31, 2015 was the result of loan and securities amortization from contractual payments.

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

	At March 31, 2015	At December 31, 2014
	(Dollars In Thousands)
	(unaudited)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,417	$1,419
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total real estate	1,417	1,419
Commercial and industrial loans	—	—
Consumer loans	—	—

Total non-accrual loans	1,417	1,419

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total real estate	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—

Total accruing loans past due 90 days or more	—	—

Total of nonaccrual loans and accruing loans 90 days or more past due	1,417	1,419

Other real estate owned:
One- to four-family residential	—	—
Commercial	—	—
Multi-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—

Total other real estate owned	—	—

Other non-performing assets	—	—

Total non-performing assets	1,417	1,419

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	5,155	5,180
Commercial	693	695
Multi-family	—	—
Home equity loans and lines of credit	53	53

Total real estate	5,901	5,928
Commercial and industrial loans	—	—
Consumer loans	—	—

Total troubled debt restructurings	5,901	5,928

Total non-performing loans and troubled debt restructurings	$7,318	$7,347

Non-performing loans to total loans	0.94%	0.98%
Non-performing assets to total assets	0.75%	0.75%
Non-performing assets and troubled debt restructurings to total assets	3.89%	3.91%

(1)	There were no non-performing non-owner occupied residential real estate loans at March 31, 2015 or December 31, 2014.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at March 31, 2015 or December 31, 2014.

The decrease in non-performing assets from December 31, 2014 to March 31, 2015 was the result of loan amortization from contractual payments.

Interest income that would have been recorded for the three months ended March 31, 2015, had non-accruing loans been current according to their original terms amounted to $9,000. Interest of approximately $300 related to these loans was included in interest income for the three months ended March 31, 2015.

Non-performing loans totaled $1.4 million at March 31, 2015, and consisted of three loans, all owner occupied one- to four- family residential first and second mortgage loans. Our largest non-performing loan was a $1.4 million one- to four-family residential loan secured by property located in Connecticut that was in foreclosure proceedings at March 31, 2015. We had no non-performing commercial real estate and multi-family loans at March 31, 2015. We had no foreclosed real estate at March 31, 2015.

Other Loans of Concern. There were no other loans at March 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General. Net income for the three months ended March 31, 2015 was $101,000, compared to net income of $126,000 for the three months ended March 31, 2014. The decrease in net income was primarily due to an increase in noninterest expense of $135,000, and an increase in provision for loan losses of $22,000, offset by an increase in net interest income of $71,000 and noninterest income of $20,000.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income for the three months ended March 31, 2015 increased $60,000, or 3.9%, to $1.6 million compared to $1.6 million for the three months ended March 31, 2014. The increase in interest income was the result of higher average loans in the three months ended March 31, 2015, partially offset by a lower yield on loans due to loan fees and non-accrual interest recapture recognized in the three months ended March 31, 2014, and a decrease in interest on investment securities due to a decrease in investment yields. The average balance of loans during the three months ended March 31, 2015 increased $15.4 million to $148.6 million from $133.2 million for the three months ended March 31, 2014, while the average yield on loans decreased by 27 basis points to 4.13% for the three months ended March 31, 2015 from 4.40% for the three months ended March 31, 2014. The decrease in yield reflected the lower market rates for originated loans in 2014 and 2015, as well as loan fees and non-accrual interest income recapture in 2014. The average balance of investment securities decreased $1.1 million to $12.0 million for the three months ended March 31, 2015 from $13.0 million for the three months ended March 31, 2014, and the yield on investment securities (on a tax-equivalent basis) decreased by 13 basis points to 2.33% for the three months ended March 31, 2015 from 2.46% for the three months ended March 31, 2014.

Interest Expense. Total interest expense decreased $8,000, or 3.1%, to $254,000 for the three months ended March 31, 2015 from $262,000 for the three months ended March 31, 2014. Interest expense on interest-bearing deposit accounts decreased $5,000, or 2.0%, to $241,000 for the three months ended March 31, 2015 from $246,000 for the three months ended March 31, 2014. The decrease was primarily due to the impact of maturing certificates of deposit renewing at lower rates and overall deposit mix.

Interest expense on FHLB advances decreased $3,000, or 18.8%, to $13,000 for the three months ended March 31, 2015 from $16,000 for the three months ended March 31, 2014. The average balance of advances was relatively flat at $6.6 million. The cost of funds on FHLB advances decreased 21 basis points to 0.76% for the three months ended March 31, 2015 from 0.97% for the three months ended March 31, 2014.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $68,000, or 5.2%, to $1.4 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014. The increase resulted from a $60,000 increase in interest income and an $8,000 decrease in interest expense. Our average interest-earning assets increased $21.5 million to $177.7 million for the three months ended March 31, 2015 from $156.2 million for the three months ended March 31, 2014, but our net interest rate spread decreased 33 basis points to 2.93% for the three months ended March 31, 2015 from 3.26% for the three months ended March 31, 2014. Our net interest margin decreased 25 basis points to 3.07% for the three months ended March 31, 2015 from 3.32% for the three months ended March 31, 2014. The reduction in our interest rate spread and net interest margin reflected the impact of nonrecurring loan income in the three months ended March 31, 2014 and lower loan yields on new volume.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2015 of $22,000, compared to no provision for the three months ended March 31, 2014. The fact that we did not record a provision for loan losses for the three months ended March 31, 2014 was due to the adequacy of our allowance for loan losses based on credit risk. There were no charge-offs for the three months ended March 31, 2015 and 2014, respectively. The allowance for loan losses was $765,000, or 0.51% of total loans at March 31, 2015, compared to $742,000, or 0.56% of total loans at March 31, 2014. Total non-performing loans were $1.4 million at March 31, 2015 compared to $1.7 million at March 31, 2014. As a percentage of non-performing loans, the allowance for loan losses was 53.99% at March 31, 2015 compared to 44.75% at March 31, 2014. This increase is due primarily to the reduction in non-performing loans at March 31, 2015 and an increased level of allowance for loan losses. Total classified loans were $2.3 million at March 31, 2015 compared to $5.7 million at March 31, 2014. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at March 31, 2015 and March 31, 2014.

Noninterest Income. Noninterest income increased $20,000, or 14.4%, to $159,000 for the three months ended March 31, 2015 from $139,000 for the three months ended March 31, 2014. The increase was due to an increase in gains on sales of loans of $17,000 to $32,000 for the three months ended March 31, 2015 from $15,000 for the three months ended March 31, 2014, an increase in rental income of $9,000 to $68,000 for the three months ended March 31, 2015 from $59,000 for the three months ended March 31, 2014, partially offset by gains on sales of securities of $5,000 for the three months ended March 31, 2014, and a decrease in deposit service charges and other income of $1,000.

Noninterest Expense. Noninterest expense increased $135,000 to $1.3 million for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014. The increase primarily related to increases in salaries and benefits expense of $57,000 due to additions to staff and expenses associated with the supplemental executive retirement plan (“SERP”) and the employee stock ownership plan (“ESOP”), an additional $48,000 of incremental expense associated with being a publicly traded company, and $28,000 in incremental snow removal costs.

Income Taxes. Income tax expense was $44,000 for the three months ended March 31, 2015 compared to $85,000 for the three months ended March 31, 2014. The effective tax rate as a percent of pre-tax income was 30.34% and 40.28% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 was due to a decrease in income before taxes to $145,000 for the three months ended March 31, 2015 from $211,000 for the three months ended March 31, 2014.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at March 31, 2015 and 2014 for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-exempt interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$148,625	$1,534	4.13%	$133,232	$1,466	4.40%
Interest-earning deposits	15,969	11	0.28%	8,897	8	0.36%
Investment securities(2)	11,969	70	2.33%	13,037	81	2.49%
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	1,134	3	1.07%	1,056	3	1.14%

Total interest-earning assets	177,697	1,618	3.64%	156,222	1,558	3.99%

Noninterest-earning assets	11,484			12,010

Total assets	$189,181			$168,232

Interest-bearing liabilities:
Savings accounts	$17,633	9	0.20%	$16,324	8	0.20%
NOW accounts	20,374	5	0.10%	18,138	4	0.09%
Money market accounts	32,813	30	0.37%	37,226	35	0.38%
Certificates of deposit	65,979	197	1.20%	65,297	199	1.22%

Total interest-bearing deposits	136,799	241	0.71%	136,985	246	0.72%
Federal Home Loan Bank advances	6,622	13	0.76%	6,578	16	0.97%

Total interest-bearing liabilities	143,421	254	0.71%	143,563	262	0.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	13,433			11,684
Other noninterest-bearing liabilities	573			356

Total noninterest-bearing liabilities	14,006			12,040

Total liabilities	157,427			155,603
Total stockholders’ equity	31,754			12,629

Total liabilities and total stockholders’ equity	$189,181			$168,232

Net interest income		$1,364			$1,296

Net interest rate spread(3)			2.93%			3.26%

Net interest-earning assets(4)	$34,276			$12,659

Net interest margin(5)			3.07%			3.32%
Average interest-earning assets to interest-bearing liabilities	123.90%			108.82%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $12,000 and $15,000 was applied to tax-exempt income for the three months ended March 31, 2015 and March 31, 2014, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, proceeds from maturities and calls of securities, maturities of certificate of deposit investments and FHLB advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $209,000, and $(322,000) for the three months ended March 31, 2015 and March 31, 2014, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(8.4) million, and $2.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. During the three months ended March 31, 2015, we purchased $2.1 million and sold no securities held as available-for-sale, and during the three months ended March 31, 2014, we purchased no securities and sold $787,000 in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $92,000, and $(2.4) million for the three months ended March 31, 2015 and March 31, 2014, respectively.

At March 31, 2015, we exceeded all “well capitalized” regulatory capital requirements with a CETI capital level of $21.4 million, or 17.5% of risk-weighted assets, which is above the required level of $8.0 million, or 6.50%; a tier 1 capital level of $21.4 million, or 17.5% of risk-weighted assets, which is above the required level of $9.8 million, or 8.00%; a tier 1 leverage capital level of $21.4 million, or 11.3% of assets, which is above the required level of $9.5 million, or 5.00%; and total risk-based capital of $22.2 million, or 18.1% of risk-weighted assets, which is above the required level of $12.3 million, or 10.00%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 capital level of $ 21.4 million, or 21.2% of risk-weighted assets which is above the required level of $6.1 million, or 6.00%; a tier 1 leverage capital level of $21.4 million, or 11.7% of average assets, which is above the required level of $9.2 million, or 5.00%; and total risk-based capital of $22.2 million, or 21.9% of risk-weighted assets, which is above the required level of $10.1 million, or 10.00%. Accordingly, Pilgrim Bank was categorized as well capitalized at March 31, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2015, we had outstanding commitments to originate and purchase loans of $14.4 million and unadvanced funds on loans of $15.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2015 totaled $33.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. These arrangements are not expected to have a material impact on the Company’s financial condition or results of operations.

We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are not required by smaller reporting companies, such as the Company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: May 15, 2015	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: May 15, 2015	/s/ Christopher G. McCourt
Christopher G. McCourt Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*

3.2	Bylaws of Pilgrim Bancshares, Inc.*

31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).