Form 10-Q
period 2015-06-30
Pilgrim Bancshares, Inc.
filed 2015-08-14
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 000-55290

PILGRIM BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-5110553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

40 South Main Street, Cohasset, Massachusetts	02025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (781) 383-0541

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of August 14, 2015, there were issued and outstanding 2,247,589 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

2

Part I. – Financial Information

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and due from banks	$1,475	$1,938
Interest-bearing demand deposits with other banks	5,422	16,357
Total cash and cash equivalents	6,897	18,295
Interest-bearing time deposits with other banks	1,080	2,575
Investments in available-for-sale securities (at fair value)	13,476	11,767
Investments in held-to-maturity securities (fair value of $175 at June 30, 2015, and $196 at December 31, 2014)	133	149
Federal Home Loan Bank stock, at cost	831	694
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $803 at June 30, 2015, and $743 at December 31, 2014	159,846	143,774
Premises and equipment, net	5,304	5,409
Investment in real estate, net	1,600	1,623
Accrued interest receivable	455	447
Deferred income tax asset, net	427	410
Bank-owned life insurance	2,254	2,230
Other assets	247	278
Total assets	$192,934	$188,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$15,981	$13,978
Interest-bearing	135,722	137,032
Total deposits	151,703	151,010
Federal Home Loan Bank advances	9,000	5,000
Other liabilities	404	423
Total liabilities	161,107	156,433
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,247,589 shares issued at June 30, 2015 and December 31, 2014	22	22
Additional paid-in capital	20,759	20,770
Retained earnings	12,834	12,599
Unearned compensation - ESOP (170,816 shares unallocated at June 30, 2015 and 173,813 shares unallocated at December 31, 2014)	(1,708)	(1,738)
Accumulated other comprehensive loss	(80)	(51)
Total stockholders' equity	31,827	31,602
Total liabilities and stockholders' equity	$192,934	$188,035

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
	(unaudited)			(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,609		$1,394	$3,143		$2,860
Interest on debt securities:
Taxable	45		46	86		89
Tax-exempt	17		17	34		40
Other interest and dividends	11		13	25		24
Total interest and dividend income	1,682		1,470	3,288		3,013
Interest expense:
Interest on deposits	238		258	479		504
Interest on Federal Home Loan Bank advances	15		14	28		30
Total interest expense	253		272	507		534
Net interest and dividend income	1,429		1,198	2,781		2,479
Provision for loan losses	38		-	60		-
Net interest and dividend income after provision for loan losses	1,391		1,198	2,721		2,479
Noninterest income:
Service charges on deposit accounts	32		31	60		61
Net gain on sales of securities	-		63	-		68
Writedown of securities (includes losses of $12 and $12, with no amounts recognized in other comprehensive income for the three and six month periods ended June 30, 2014, before taxes)	-		(12)	-		(12)
Gain on sales of loans, net	3		33	37		48
Rental income	64		67	131		126
Other income	34		35	64		64
Total noninterest income	133		217	292		355
Noninterest expense:
Salaries and employee benefits	739		641	1,510		1,356
Occupancy expense	135		129	298		259
Equipment expense	45		40	93		79
Data processing expense	89		98	177		187
Professional fees	103		67	196		134
FDIC assessment	34		25	71		61
Communications expense	30		31	60		59
Advertising and public relations expense	40		29	56		45
Insurance expense	20		16	40		33
Supplies expense	17		13	32		31
Other expense	61		58	124		111
Total noninterest expense	1,313		1,147	2,657		2,355
Income before income taxes	211		268	356		479
Income tax expense	77		93	121		178
Net income	$134		$175	$235		$301

Weighted-average number of common shares outstanding:
Basic	2,076,024		na	2,075,274		na
Diluted	2,076,024		na	2,075,274		na

Earnings per share:
Basic	$0.06	$	na	$0.11	$	na
Diluted	$0.06	$	na	$0.11	$	na

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$134	$175	$235	$301
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(110)	132	(46)	289
Reclassification adjustment for net realized gains in net income (1)	-	(63)	-	(68)
Other comprehensive (loss) income before income tax effect	(110)	69	(46)	221
Income tax benefit (expense)	41	(26)	17	(82)
Other comprehensive (loss) income, net of tax	(69)	43	(29)	139
Comprehensive income	$65	$218	$206	$440

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in net gain on sales of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014 (unaudited)

(In Thousands, except share data)

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Loss	Total
Balance, December 31, 2013	-	$-	$-	$12,718	$-	$(214)	$12,504
Net income	-	-	-	301	-	-	301
Other comprehensive income, net of tax effect	-	-	-	-	-	139	139
Balance, June 30, 2014	-	$-	$-	$13,019	$-	$(75)	$12,944

Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$(51)	$31,602
Net income	-	-	-	235	-	-	235
Common stock held by ESOP committed to be allocated (2,997 shares)	-	-	5	-	30	-	35
Other comprehensive loss, net of tax effect	-	-	-	-	-	(29)	(29)
Issuance costs related to initial public offering	-	-	(16)	-	-	-	(16)
Balance, June 30, 2015	2,247,589	$22	$20,759	$12,834	$(1,708)	$(80)	$31,827

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$235	$301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	60	-
Capitalized interest - interest-bearing time deposits	(5)	(1)
Amortization of securities, net	43	52
Net gain on sales of securities	-	(68)
Loans originated for sale	(1,260)	(1,800)
Proceeds from sales of loans originated for sale	1,297	1,848
Gain on sales of loans	(37)	(48)
Change in deferred origination fees, costs and discounts, excluding purchase discounts	(2)	32
Writedown of securities	-	12
Depreciation and amortization	171	157
(Increase) decrease in accrued interest receivable	(8)	16
Decrease (increase) in other assets	34	(800)
Increase in prepaid expenses	(41)	(48)
Decrease in income taxes receivable	38	-
Deferred tax benefit	-	2
Increase in bank-owned life insurance	(24)	(24)
Stock based compensation expense	35	-
(Decrease) increase in other liabilities	(37)	10
Increase (decrease) in accrued expenses	18	(58)

Net cash provided by (used in) operating activities	517	(417)

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	1,500	1,246
Purchase of Federal Home Loan Bank stock	(137)	(65)
Purchases of available-for-sale securities	(2,787)	(1,185)
Proceeds from maturities of available-for-sale securities	250	240
Proceeds from sales of available-for-sale securities	-	3,300
Principal payments received on available-for-sale securities	736	-
Principal payments received on held-to-maturity securities	19	30
Loan principal collections and originations, net	(9,725)	4,860
Loans purchased	(8,055)	-
Loan participations sold	1,650	-
Capital expenditures	(43)	(84)

Net cash (used in) provided by investing activities	(16,592)	8,342

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	2,021	(6,570)
Net (decrease) increase in time deposits	(1,328)	4,442
Payments on Federal Home Loan Bank long-term advances	(500)	(1,000)
Federal Home Loan Bank long-term advances received	5,500	-
Net change in short-term Federal Home Loan Bank advances	(1,000)	(2,500)
Issuance costs related to initial public offering	(16)	-

Net cash provided by (used in) financing activities	4,677	(5,628)

Net (decrease) increase in cash and cash equivalents	(11,398)	2,297
Cash and cash equivalents at beginning of period	18,295	8,991
Cash and cash equivalents at end of period	$6,897	$11,288

Supplemental disclosures:
Interest paid	$504	$536
Income taxes paid	83	119

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. generally accepted accounting principles for complete financial statements. Information included herein as of June 30, 2015 and for the interim periods ended June 30, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e. interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the three and six months ended June 30, 2015 has been computed based on the following:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net income (In thousands)	$134	$235

Basic common shares:
Weighted average shares outstanding	2,247,589	2,247,589
Less: Weighted average unallocated ESOP shares	(171,565)	(172,315)
Basic weighted average shares outstanding	2,076,024	2,075,274

Basic earnings per share	$0.06	$0.11
Diluted earnings per share (1)	$0.06	$0.11

(1)    No potentially dilutive common shares

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
June 30, 2015 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$2,785	$11	$17	$2,779
Debt securities issued by states of the United States and political subdivisions of the states	2,998	1	54	2,945
Mortgage-backed securities	7,821	23	92	7,752
	$13,604	$35	$163	$13,476

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$1,985	$7	$17	$1,975
Debt securities issued by states of the United States and political subdivisions of the states	3,258	5	30	3,233
Mortgage-backed securities	6,606	24	71	6,559
	$11,849	$36	$118	$11,767

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
June 30, 2015 (unaudited):
Mortgage-backed securities	$133	$44	$2	$175
	$133	$44	$2	$175

December 31, 2014 :
Mortgage-backed securities	$149	$47	$-	$196
	$149	$47	$-	$196

The scheduled maturities of debt securities were as follows as of June 30, 2015 (unaudited):

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$407	$-	$-
Due after one year through five years	2,357	-	-
Due after five years through ten years	1,461	-	-
Due after ten years	1,499	-	-
Mortgage-backed securities	7,752	133	175
	$13,476	$133	$175

There were no sales of available-for-sale securities during the six months ended June 30, 2015 (unaudited). Proceeds from sales of available-for-sale securities during the six months ended June 30, 2014 (unaudited) were $3,300,000 with gross realized gains of $68,000 and no gross realized losses. The tax expense applicable to these net realized gains for the six month periods ended June 30, 2014 (unaudited) amounted to $28,000.

As of June 30, 2015 (unaudited) and December 31, 2014, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2015 (unaudited) :
Debt securities issued by U.S. government corporations and agencies	$299	$1	$484	$16	$783	$17
Debt securities issued by states of the United States and political subdivisions of the states	1,462	23	1,366	31	2,828	54
Mortgage-backed securities	2,151	21	2,339	72	4,490	93
Total temporarily impaired securities	3,912	45	4,189	119	8,101	164
Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	2	1	2	1
Total temporarily impaired and other- than-temporarily impaired securities	$3,912	$45	$4,191	$120	$8,103	$165

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$-	$-	$1,485	$17	$1,485	$17
Debt securities issued by states of the United States and political subdivisions of the states	950	8	1,232	22	2,182	30
Mortgage-backed securities	1,411	3	2,641	68	4,052	71
Total temporarily impaired securities	2,361	11	5,358	107	7,719	118
Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	3	-	3	-
Total temporarily impaired and other- than-temporarily impaired securities	$2,361	$11	$5,361	$107	$7,722	$118

As of June 30, 2015 (unaudited) and December 31, 2014, investment securities with unrealized losses consist of debt securities issued by U.S. government agencies and government-sponsored enterprises, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

The following table summarizes other-than-temporary impairment losses on securities for the three and six months ended June 30, 2015 and 2014 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Non-Agency	Non-Agency	Non-Agency	Non-Agency
	Mortgage-Backed	Mortgage-Backed	Mortgage-Backed	Mortgage-Backed
	Securities	Securities	Securities	Securities
	(In Thousands)		(In Thousands)

Total other-than-temporary impairment losses	$-	$12	$-	$12
Less: unrealized other-than-temporary losses recognized in other comprehensive income (1)	-	-	-	-
Net impairment losses recognized in earnings (2)	$-	$12	$-	$12

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.

(2) Represents the credit component of the other-than-temporary impairment on securities

For the three and six months ended June 30, 2014, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of non-agency mortgage-backed securities. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 6 - LOANS

Loans consisted of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)
	(In Thousands)
Real estate loans:
One-to four- family residential	$101,123	$96,440
Commercial	18,836	17,401
Multi-family	12,562	10,171
Home equity loans and lines of credit	2,121	2,854
Construction	17,556	12,072
Commercial and industrial loans	4,661	3,012
Consumer loans:
Consumer line of credit	23	21
Other consumer loans	3,665	2,446
	160,547	144,417
Net deferred loan origination fees, costs and discounts	102	100
Allowance for loan losses	(803)	(743)
Net loans	$159,846	$143,774

The following tables set forth information regarding the allowance for loan losses as of and for the six months ended June 30, 2015 and 2014 (unaudited) and at December 31, 2014:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Six months ended June 30, 2015 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(15)	1	5	(5)	81	11	-	14	(32)	60
Ending balance	$347	$135	$41	$22	$202	$19	$1	$34	$2	$803

Six months ended June 30, 2014 (unaudited):
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(45)	(23)	1	(5)	30	9	-	(4)	37	-
Ending balance	$278	$172	$52	$25	$79	$25	$1	$16	$94	$742

At June 30, 2015 (unaudited):
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$28	$-	$-	$-	$-	$-	$-	$-	$-	$28
Ending balance:
Collectively evaluated for impairment	319	135	41	22	202	19	1	34	2	775
Total allowance for loan losses ending balance	$347	$135	$41	$22	$202	$19	$1	$34	$2	$803

Loans:
Ending balance:
Individually evaluated for impairment	$6,517	$691	$-	$53	$-	$-	$-	$-	$-	$7,261
Ending balance:
Collectively evaluated for impairment	94,606	18,145	12,562	2,068	17,556	4,661	23	3,665	-	153,286
Total loans ending balance	$101,123	$18,836	$12,562	$2,121	$17,556	$4,661	$23	$3,665	$-	$160,547

At December 31, 2014 :
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$37	$-	$-	$-	$-	$-	$-	$-	$-	$37
Ending balance:
Collectively evaluated for impairment	325	134	36	27	121	8	1	20	34	706
Total allowance for loan losses ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Loans:
Ending balance:
Individually evaluated for impairment	$6,572	$695	$-	$53	$-	$-	$-	$-	$-	$7,320
Ending balance:
Collectively evaluated for impairment	89,868	16,706	10,171	2,801	12,072	3,012	21	2,446	-	137,097
Total loans ending balance	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$-	$144,417

The following tables set forth information regarding nonaccrual loans and past-due loans at June 30, 2015 and December 31, 2014:

							90 Days
			90 Days				or More
			or More	Total	Total		Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
June 30, 2015 (unaudited):
Real estate loans:
One- to four-family residential	$1,103	$-	$1,393	$2,496	$98,627	$101,123	$-	$1,414
Commercial		-	-	-	18,836	18,836	-	-
Multi-family	-	-	-	-	12,562	12,562	-	-
Home equity loans and lines of credit	178	53	-	231	1,890	2,121	-	-
Construction	-	-	-	-	17,556	17,556	-	-
Commercial and industrial loans	7	-	-	7	4,654	4,661	-	-
Consumer loans:
Consumer line of credit	-	-	-	-	23	23	-	-
Other consumer	8	-	-	8	3,657	3,665	-	-
Total	$1,296	$53	$1,393	$2,742	$157,805	$160,547	$-	$1,414

December 31, 2014:
Real estate loans:
One- to four-family residential	$728	$-	$1,393	$2,121	$94,319	$96,440	$-	$1,419
Commercial	-	-	-	-	17,401	17,401	-	-
Multi-family	938	-	-	938	9,233	10,171	-	-
Home equity loans and lines of credit	-	53	-	53	2,801	2,854	-	-
Construction	-	-	-	-	12,072	12,072	-	-
Commercial and industrial loans	-	-	-	-	3,012	3,012	-	-
Consumer loans:
Consumer line of credit	-	-	-	-	21	21	-	-
Other consumer	9	-	-	9	2,437	2,446	-	-
Total	$1,675	$53	$1,393	$3,121	$141,296	$144,417	$-	$1,419

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurement,” is as follows at June 30, 2015 and December 31, 2014 and the six months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
June 30, 2015 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,945	$5,945	$-	$5,966	$108
Commercial	691	691	-	693	22
Home equity lines of credit	53	53	-	53	1
Total impaired with no related allowance	$6,689	$6,689	$-	$6,712	$131

With an allowance recorded:
Real estate loans:
One- to four-family residential	$572	$572	$28	$575	$11
Commercial	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$572	$572	$28	$575	$11

Total
Real estate loans:
One- to four-family residential	$6,517	$6,517	$28	$6,541	$119
Commercial	691	691	-	693	22
Home equity lines of credit	53	53	-	53	1
Total impaired loans	$7,261	$7,261	$28	$7,287	$142

December 31, 2014:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,991	$5,991	$-	$5,586	$226
Commercial	695	695	-	699	50
Home equity lines of credit	53	53	-	8	-
Total impaired with no related allowance	$6,739	$6,739	$-	$6,293	$276

With an allowance recorded:
Real estate loans:
One- to four-family residential	$581	$581	$37	$589	$22
Commercial	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$581	$581	$37	$589	$22

Total
Real estate loans:
One- to four-family residential	$6,572	$6,572	$37	$6,175	$248
Commercial	695	695	-	699	50
Home equity lines of credit	53	53	-	8	-
Total impaired loans	$7,320	$7,320	$37	$6,882	$298

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Total
	(In Thousands)
June 30, 2015 (unaudited):
Grade:
Pass	$-	$18,145	$11,631	$-	$17,556	$4,661	$-	$-	$51,993
Special mention	2,397	691	-	53	-	-	-	-	3,141
Substandard	1,393	-	931	-	-	-	-	-	2,324
Loans not formally rated	97,333			2,068	-	-	23	3,665	103,089
Total	$101,123	$18,836	$12,562	$2,121	$17,556	$4,661	$23	$3,665	$160,547

December 31, 2014:
Grade:
Pass	$-	$16,706	$9,233	$-	$12,072	$3,012	$-	$-	$41,023
Special mention	2,417	695	-	53	-	-	-	-	3,165
Substandard	1,393	-	938	-	-	-	-	-	2,331
Loans not formally rated	92,630	-	-	2,801	-	-	21	2,446	97,898
Total	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$144,417

At June 30, 2015 and December 31, 2014, there were no loans rated “doubtful” or “loss.”

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

During the six months ended June 30, 2015 (unaudited), there were no loans modified as TDRs.

As of June 30, 2015 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $19.5 million and $17.6 million at June 30, 2015 (unaudited) and December 31, 2014, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2015 (unaudited) and December 31, 2014 was $38.9 million and $38.7 million, respectively.

The aggregate amount of time deposits in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at June 30, 2015 (unaudited) and December 31, 2014 was $15.8 million and $15.7 million, respectively.

For time deposits as of June 30, 2015 (unaudited), the scheduled maturities for each of the following five years ended June 30 are:

(In Thousands)
2016	$33,794
2017	12,029
2018	16,109
2019	1,966
2020	1,257
Total	$65,155

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the Federal Home Loan Bank of Boston (“FHLB”) for the years ending after June 30, 2015 (unaudited) are summarized as follows:

(In Thousands)
2016	$3,500
2017	2,500
2018	3,000
$9,000

Interest rates range from 0.24% to 2.03% with a weighted-average interest rate of 0.80% at June 30, 2015 (unaudited).

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of June 30, 2015 (unaudited) and December 31, 2014. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014.

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

The following summarizes assets measured at fair value as of June 30, 2015 (unaudited) and December 31, 2014.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2015 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$2,779	$-	$2,779	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,945	-	2,945	-
Mortgage-backed securities	7,752	-	7,752	-
Totals	$13,476	$-	$13,476	$-

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$1,975	$-	$1,975	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,233	-	3,233	-
Mortgage-backed securities	6,559	-	6,559	-
Totals	$11,767	$-	$11,767	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2015 (unaudited) and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2015 (unaudited):
Impaired loans	$544	$-	$-	$544
Totals	$544	$-	$-	$544

December 31, 2014:
Impaired loans	$544	$-	$-	$544
Totals	$544	$-	$-	$544

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2015 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,897	$6,897	$-	$-	$6,897
Interest-bearing time deposits with other banks	1,080	-	1,081	-	1,081
Available-for-sale securities	13,476	-	13,476	-	13,476
Held-to-maturity securities	133	-	175	-	175
Federal Home Loan Bank stock	831	831	-	-	831
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	159,846	-	-	162,415	162,415
Accrued interest receivable	455	455	-	-	455

Financial liabilities:
Deposits	151,703	-	152,290	-	152,290
FHLB advances	9,000	-	8,987	-	8,987

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,295	$18,295	$-	$-	$18,295
Interest-bearing time deposits with other banks	2,575	-	2,578	-	2,578
Available-for-sale securities	11,767	-	11,767	-	11,767
Held-to-maturity securities	149	-	196	-	196
Federal Home Loan Bank stock	694	694	-	-	694
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	143,774	-	-	146,705	146,705
Accrued interest receivable	447	447	-	-	447

Financial liabilities:
Deposits	151,010	-	151,638	-	151,638
FHLB advances	5,000	-	5,006	-	5,006

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of June 30, 2015 (unaudited) and December 31, 2014 under the indicated captions. Accounting policies related to financial instruments are described below.

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

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

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income (loss) in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

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

As of June 30, 2015 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table below.

	June 30,	December 31,
Regulatory Capital and Ratios	2015	2014
	(Dollars In Thousands)
Regulatory Capital
Total Shareholders' Equity	$21,612	$21,347
Add (deduct): Net unrealized losses on investment securities	80	51
Other	-	-
Common Equity Tier 1 Capital	21,692	na

Tier 1 Capital	21,692	21,398
Allowable reserve for credit losses and unfunded commitments	824	755
Total Regulatory Capital (1)	$22,516	$22,153

Risk Weighted Assets (1)	$133,375	$101,078

Key Regulatory Ratios (1)
Common Equity Tier 1 Capital Ratio	16.3%	na
Tier 1 Capital Ratio	16.3	21.2%
Total Capital Ratio	16.9	21.9
Tier 1 Leverage Ratio	11.4	11.7

(1) June 30, 2015 capital levels and ratios were calculated under the new capital regulations, which became effective January 1, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

During the six months ended June 30, 2015, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 25, 2015.

Comparison of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014

Total Assets. Total assets increased $4.9 million, or 2.6%, to $192.9 million at June 30, 2015 from $188.0 million at December 31, 2014.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents decreased $11.4 million, or 62.3%, to $6.9 million at June 30, 2015 from $18.3 million at December 31, 2014. The decrease in cash resulted from $16.1 million in net loan growth and $1.7 million in investment securities purchases net of principal payments and maturities, offset by a $693,000 increase in deposits and a $4.0 million increase in FHLB borrowings. Interest-bearing time deposits with other banks decreased by $1.5 million, or 58.1%, to $1.1 million at June 30, 2015 from $2.6 million at December 31, 2014.

Net Loans. Net loans increased $16.1 million, or 11.2%, to $159.8 million at June 30, 2015 from $143.8 million at December 31, 2014. The Company originated $41.5 million and purchased $8.1 million of new loans during the six months ended June 30, 2015. Partially offsetting the loan originations and purchases were $19.0 million of loan payoffs and amortization, $1.6 million of loan participations sold, $1.3 million of mortgages sold to the FHLB, and $11.6 million of unadvanced funds on loans originated during the six months ended June 30, 2015.

Investment Securities. Investment securities classified as available-for-sale increased $1.7 million, or 14.5%, to $13.5 million at June 30, 2015 from $11.8 million at December 31, 2014, due to the purchase of mortgage backed securities partially offset by the maturity of a municipal security. Investment securities classified as held-to-maturity decreased $16,000, or 10.7%, to $133,000 at June 30, 2015, from $149,000 at December 31, 2014 due to maturities in the ordinary course of business. At June 30, 2015, investment securities classified as available-for-sale consisted primarily of debt securities issued by U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and U.S. government-sponsored mortgage-backed securities, with a focus on suitable U.S. government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at June 30, 2015 increased $24,000, or 1.1%, compared to December 31, 2014 due to normal increases in cash surrender value.

Deposits. Deposits increased $693,000, or 0.5%, to $151.7 million at June 30, 2015 from $151.0 million at December 31, 2014, primarily due to a $2.4 million increase in savings accounts and a $2.0 million increase in noninterest bearing accounts, offset by a $1.4 million decrease in NOW accounts, $1.3 million decrease in certificates of deposits, and a $1.0 million decrease in money market deposits. Our core deposits, which we consider to be our noninterest bearing demand accounts, NOW accounts, savings accounts and money market accounts, increased $2.0 million, or 2.4%, to $86.5 million at June 30, 2015 from $84.5 million at December 31, 2014.

Borrowings and Other Liabilities. FHLB advances increased $4.0 million, or 80.0%, to $9.0 million at June 30, 2015 from $5.0 million at December 31, 2014. FHLB borrowings as of June 30, 2015 consist of $3.0 million in short term borrowings, and $6.0 million in long term borrowings, with $500,000 maturing in 2015. Other liabilities, which include interest payable, accruals for employee pension and medical plans and normal accruals for expenses, decreased $19,000, or 4.5%, to $404,000 at June 30, 2015 from $423,000 at December 31, 2014.

Total Stockholders’ Equity. Stockholders’ equity increased $225,000, or 0.7%, to $31.8 million at June 30, 2015 from $31.6 million at December 31, 2014. The increase resulted from net income of $235,000 during the six months ended June 30, 2015 and the committed allocation of common stock held by the ESOP of $35,000, offset by an increase of $29,000 in accumulated other comprehensive loss due to an increase in the net unrealized loss position of our available-for-sale investment securities portfolio and additional issuance costs related to the public offering of $16,000.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30, 2015			At December 31, 2014
	(unaudited)
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$1,103	$-	$1,393	$728	$-	$1,393
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	938	-	-
Home equity loans and lines of credit	178	53	-	-	53	-
Construction	-	-	-	-	-	-
Total real estate	1,281	53	1,393	1,666	53	1,393
Commercial and industrial loans	7	-	-	-	-	-
Consumer loans	8	-	-	9	-	-
Total loans	$1,296	$53	$1,393	$1,675	$53	$1,393

(1)	There were no delinquent non-owner occupied residential real estate loans at June 30, 2015 or December 31, 2014.

The net decrease in total delinquent loans in the 30 – 59 day period from December 31, 2014 to June 30, 2015 was the result of current payments on the loans.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2015 and December 31, 2014.

	At June 30,	At December 31,
	2015	2014
	(In Thousands)
	(unaudited)
Classified assets:
Substandard:
Loans(1)	$2,324	$2,331
Securities	125	138
Total substandard	2,449	2,469
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$2,449	$2,469
Special mention	$3,141	$3,165

(1) Includes $1.4 million of non-accruing loans that are more than 90 days past due for each period.

The decrease in classified assets from December 31, 2014 to June 30, 2015 was the result of loan and securities amortization from contractual payments.

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

	At June 30,	At December 31,
	2015	2014
	(Dollars In Thousands)
	(unaudited)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,414	$1,419
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	1,414	1,419
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	1,414	1,419

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	-	-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	-	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	1,414	1,419

Other real estate owned:
One- to four-family residential	-	-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total other real estate owned	-	-
Other non-performing assets	-	-
Total non-performing assets	1,414	1,419

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	5,125	5,180
Commercial	691	695
Multi-family	-	-
Home equity loans and lines of credit	53	53
Total real estate	5,869	5,928
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	5,869	5,928

Total non-performing loans and troubled debt restructurings	$7,283	$7,347

Non-performing loans to total loans	0.88%	0.98%
Non-performing assets to total assets	0.73%	0.75%
Non-performing assets and troubled debt restructurings to total assets	3.77%	3.91%

(1)	There were no non-performing non-owner occupied residential real estate loans at June 30, 2015 or December 31, 2014.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at June 30, 2015 or December 31, 2014.

The decrease in non-performing assets from December 31, 2014 to June 30, 2015 was the result of loan amortization from contractual payments.

Interest income that would have been recorded for the six months ended June 30, 2015, had non-accruing loans been current according to their original terms amounted to $20,000. Interest of approximately $600 related to these loans was included in interest income for the six months ended June 30, 2015.

Non-performing loans totaled $1.4 million at June 30, 2015, and consisted of three loans, all owner occupied one- to four- family residential first and second mortgage loans. Our largest non-performing loan was a $1.4 million one- to four-family residential loan secured by property located in Connecticut that was in foreclosure proceedings at June 30, 2015. We had no non-performing commercial real estate and multi-family loans at June 30, 2015. We had no foreclosed real estate at June 30, 2015.

Other Loans of Concern. There were no other loans at June 30, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General. Net income for the three months ended June 30, 2015 was $134,000, compared to net income of $175,000 for the three months ended June 30, 2014. The decrease of $41,000 in net income was primarily due to an increase in noninterest expense of $166,000, a decrease in noninterest income of $84,000, and an increase in provision for loan losses of $38,000, offset by an increase in net interest income of $231,000.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2015 increased $212,000, or 14.4%, to $1.7 million compared to $1.5 million for the three months ended June 30, 2014. On a tax-equivalent basis, total interest and dividend income for the three months ended June 30, 2015 increased $211,000, or 14.2%, to $1.7 million compared to $1.5 million for the three months ended June 30, 2014. The increase in interest income was the result of higher average loans in the three months ended June 30, 2015, partially offset by a lower yield on loans, and a decrease in interest on investment securities due to a decrease in investment yields. The average balance of loans during the three months ended June 30, 2015 increased $25.0 million to $156.3 million from $131.3 million for the three months ended June 30, 2014, while the average yield on loans decreased by 13 basis points to 4.12% for the three months ended June 30, 2015 from 4.25% for the three months ended June 30, 2014. The decrease in yield reflected the lower market rates for originated loans in 2014 and 2015. The average balance of investment securities increased $749,000 to $13.5 million for the three months ended June 30, 2015 from $12.8 million for the three months ended June 30, 2014, and the yield on investment securities (on a tax-equivalent basis) decreased by 21 basis points to 2.16% for the three months ended June 30, 2015 from 2.37% for the three months ended June 30, 2014.

Interest Expense. Total interest expense decreased $19,000, or 7.0%, to $253,000 for the three months ended June 30, 2015 from $272,000 for the three months ended June 30, 2014. Interest expense on interest-bearing deposit accounts decreased $20,000, or 7.8%, to $238,000 for the three months ended June 30, 2015 from $258,000 for the three months ended June 30, 2014. The decrease was primarily due to lower average deposits, the impact of maturing certificates of deposit renewing at lower rates and overall changes in deposit mix.

Interest expense on FHLB advances increased $1,000, or 7.1%, to $15,000 for the three months ended June 30, 2015 from $14,000 for the three months ended June 30, 2014. The average balance of advances increased $2.8 million, or 52.8%, to $8.2 million for the three months ended June 30, 2015 from $5.4 million for the three months ended June 30, 2014. The cost of funds on FHLB advances decreased 31 basis points to 0.73% for the three months ended June 30, 2015 from 1.04% for the three months ended June 30, 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $231,000, or 19.3%, to $1.4 million for the three months ended June 30, 2015 from $1.2 million for the three months ended June 30, 2014. On a tax-equivalent basis, net interest and dividend income increased $230,000, or 19.0%, to $1.4 million for the three months ended June 30, 2015 from $1.2 million for the three months ended June 30, 2014. The tax-equivalent basis increase resulted from a $211,000 increase in interest income and a $19,000 decrease in interest expense. Our average interest-earning assets increased $22.2 million to $178.7 million for the three months ended June 30, 2015 from $156.5 million for the three months ended June 30, 2014. Our net interest rate spread increased 5 basis points to 3.08% for the three months ended June 30, 2015 from 3.03% for the three months ended June 30, 2014, and our net interest margin increased 13 basis points to 3.22% for the three months ended June 30, 2015 from 3.09% for the three months ended June 30, 2014. The increase in our interest rate spread and net interest margin reflected the impact of higher earning assets.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2015 of $38,000, compared to no provision for the three months ended June 30, 2014. The fact that we did not record a provision for loan losses for the three months ended June 30, 2014 was due to our evaluation as to the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs for the three months ended June 30, 2015 and 2014, respectively. The allowance for loan losses was $803,000, or 0.50% of total loans at June 30, 2015, compared to $742,000, or 0.58% of total loans at June 30, 2014. Total non-performing loans were $1.4 million at June 30, 2015 compared to $1.7 million at June 30, 2014. As a percentage of non-performing loans, the allowance for loan losses was 56.79% at June 30, 2015 compared to 44.86% at June 30, 2014. This increase is due primarily to the reduction in non-performing loans at June 30, 2015 and an increased level of allowance for loan losses. Total classified loans were $2.3 million at June 30, 2015 compared to $5.1 million at June 30, 2014.

Noninterest Income. Noninterest income decreased $84,000, or 38.7%, to $133,000 for the three months ended June 30, 2015 from $217,000 for the three months ended June 30, 2014. The decrease was due to no net gains on sales of securities for the three months ended June 30, 2015 compared to $63,000 for the three months ended June 30, 2014 , a decrease in gains on sales of loans of $30,000 to $3,000 for the three months ended June 30, 2015 from $33,000 for the three months ended June 30, 2014, a decrease in rental income of $3,000 to $64,000 for the three months ended June 30, 2015 from $67,000 for the three months ended June 30, 2014, partially offset by no write-downs on securities for the three months ended June 30, 2015 compared to $12,000 for the three months ended June 30, 2014.

Noninterest Expense. Noninterest expense increased $166,000 to $1.3 million for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014. The increase was primarily driven by $98,000 of incremental salaries and benefits expense, due to additions to staff and expenses associated with the supplemental executive retirement plan (“SERP”) and the employee stock ownership plan (“ESOP”). Professional fees included $33,000 and other expense included $13,000, of incremental costs associated with being a publicly traded company. All other expenses increased $22,000, spread across various categories.

Income Taxes. The income before income taxes of $211,000 resulted in income tax expense of $77,000 for the three months ended June 30, 2015, compared to income before income taxes of $268,000 resulting in an income tax expense of $93,000 for the three months ended June 30, 2014. The effective income tax rate was 36.49% for the three months ended June 30, 2015 compared to 34.70% for the three months ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014

General. Net income for the six months ended June 30, 2015 was $235,000, compared to net income of $301,000 for the six months ended June 30, 2014. The decrease in net income was primarily due to an increase in noninterest expense of $302,000, a decrease in noninterest income of $63,000 and an increase in provision for loan losses of $60,000, offset by an increase in net interest income of $302,000.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2015 increased $275,000, or 9.1%, to $3.3 million compared to $3.0 million for the six months ended June 30, 2014. On a tax-equivalent basis, total interest and dividend income for the six months ended June 30, 2015 increased $271,000, or 8.9%, to $3.3 million compared to $3.0 million for the six months ended June 30, 2014. The increase in interest income was the result of higher average loans in the six months ended June 30, 2015, partially offset by a lower yield on loans due to non-accrual interest recapture recognized in the six months ended June 30, 2014, and a decrease in interest on investment securities due to a decrease in investment yields. The average balance of loans during the six months ended June 30, 2015 increased $19.9 million to $152.5 million from $132.6 million for the six months ended June 30, 2014, while the average yield on loans decreased by 19 basis points to 4.12% for the six months ended June 30, 2015 from 4.31% for the six months ended June 30, 2014. The decrease in yield reflected the lower market rates for originated loans in 2014 and 2015, as well as non-accrual interest income recapture in 2014. The average balance of investment securities decreased $156,000 to $12.8 million for the six months ended June 30, 2015 from $12.9 million for the six months ended June 30, 2014, and the yield on investment securities (on a tax-equivalent basis) decreased by 17 basis points to 2.24% for the six months ended June 30, 2015 from 2.41% for the six months ended June 30, 2014.

Interest Expense. Total interest expense decreased $27,000, or 5.1%, to $507,000 for the six months ended June 30, 2015 from $534,000 for the six months ended June 30, 2014. Interest expense on interest-bearing deposit accounts decreased $25,000, or 5.0%, to $479,000 for the six months ended June 30, 2015 from $504,000 for the six months ended June 30, 2014. The decrease was primarily due to the impact of lower average deposits, maturing certificates of deposit renewing at lower rates and overall changes in deposit mix.

Interest expense on FHLB advances decreased $2,000, or 6.7%, to $28,000 for the six months ended June 30, 2015 from $30,000 for the six months ended June 30, 2014. The average balance of advances increased $1.4 million, or 24.2%, to $7.4 million for the six months ended June 30, 2015 from $6.0 million for the six months ended June 30, 2014. The cost of funds on FHLB advances decreased 26 basis points to 0.75% for the six months ended June 30, 2015 from 1.01% for the six months ended June 30, 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $302,000, or 12.2%, to $2.8 million for the six months ended June 30, 2015 from $2.5 million for the six months ended June 30, 2014. On a tax-equivalent basis, net interest and dividend income increased $298,000, or 11.9%, to $2.8 million for the six months ended June 30, 2015 from $2.5 million for the six months ended June 30, 2014. The tax-equivalent basis increase resulted from a $271,000 increase in interest income and a $27,000 decrease in interest expense. Our average interest-earning assets increased $21.5 million to $178.2 million for the six months ended June 30, 2015 from $156.7 million for the six months ended June 30, 2014, but our net interest rate spread decreased 13 basis points to 3.01% for the six months ended June 30, 2015 from 3.14% for the six months ended June 30, 2014. Our net interest margin decreased 5 basis points to 3.15% for the six months ended June 30, 2015 from 3.20% for the six months ended June 30, 2014. The reduction in our interest rate spread and net interest margin reflected the impact of non-accrual interest recapture recognized in the six months ended June 30, 2014 and lower loan yields on new volume.

Provision for Loan Losses. We recorded a provision for loan losses for the six months ended June 30, 2015 of $60,000, compared to no provision for the six months ended June 30, 2014. The fact that we did not record a provision for loan losses for the six months ended June 30, 2014 was due to our evaluation as to the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs for the six months ended June 30, 2015 and 2014, respectively. The allowance for loan losses was $803,000, or 0.50% of total loans at June 30, 2015, compared to $742,000, or 0.58% of total loans at June 30, 2014. Total non-performing loans were $1.4 million at June 30, 2015 compared to $1.7 million at June 30, 2014. As a percentage of non-performing loans, the allowance for loan losses was 56.79% at June 30, 2015 compared to 44.86% at June 30, 2014. This increase is due primarily to the reduction in non-performing loans at June 30, 2015 and an increased level of allowance for loan losses. Total classified loans were $2.3 million at June 30, 2015 compared to $5.1 million at June 30, 2014.

Noninterest Income. Noninterest income decreased $63,000, or 17.7%, to $292,000 for the six months ended June 30, 2015 from $355,000 for the six months ended June 30, 2014. The decrease was due to no gains on sales of securities for the six months ended June 30, 2015 compared to $68,000 for the six months ended June 30, 2014, a decrease in gains on sales of loans of $11,000 to $37,000 for the six months ended June 30, 2015 from $48,000 for the six months ended June 30, 2014, and a decrease in deposit service charges and other income of $1,000, partially offset by no write-downs on securities for the six months ended June 30, 2015 compared to $12,000 for the six months ended June 30, 2014, and an increase in rental income of $5,000 to $131,000 for the six months ended June 30, 2015 compared to $126,000 for the six months ended June 30, 2014.

Noninterest Expense. Noninterest expense increased $302,000 to $2.7 million for the six months ended June 30, 2015 compared to $2.4 million for the six months ended June 30, 2014. The increase primarily related to increases in salaries and employee benefits expense of $154,000 due to additions to staff and expenses associated with the supplemental executive retirement plan (“SERP”) and the employee stock ownership plan (“ESOP”). Professional fees included $56,000 and other expense included $23,000, of incremental costs associated with being a publicly traded company. The $10,000 increase in FDIC assessment expense was driven by an increase in assets. Occupancy expense increased $39,000 due to $14,000 of incremental snow removal costs, $15,000 of increased tax assessments and $10,000 of incremental utility costs. All other expenses increased $20,000, spread across various categories.

Income Taxes. The income before income taxes of $356,000 resulted in income tax expense of $121,000 for the six months ended June 30, 2015, compared to income before income taxes of $479,000 resulting in an income tax expense of $178,000 for the six months ended June 30, 2014. The effective income tax rate was 34.00% for the six months ended June 30, 2015 compared to 37.16% for the six months ended June 30, 2014.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at June 30, 2015 and 2014 for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-exempt interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2015			2014
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$156,254	$1,609	4.12%	$131,302	$1,394	4.25%
Interest-earning deposits	7,720	7	0.37%	11,320	10	0.35%
Investment securities(2)	13,544	73	2.16%	12,795	76	2.37%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	1,193	4	1.34%	1,097	2	0.73%
Total interest-earning assets	178,711	1,693	3.79%	156,514	1,482	3.79%
Noninterest-earning assets	11,394			11,816
Total assets	$190,105			$168,330

Interest-bearing liabilities:
Savings accounts	$18,866	9	0.20%	$16,167	8	0.20%
NOW accounts	19,647	5	0.10%	18,431	5	0.11%
Money market accounts	31,797	30	0.37%	36,578	35	0.38%
Certificates of deposit	64,665	194	1.20%	67,389	210	1.25%
Total interest-bearing deposits	134,975	238	0.70%	138,565	258	0.74%
Federal Home Loan Bank advances	8,192	15	0.73%	5,363	14	1.04%
Total interest-bearing liabilities	143,167	253	0.71%	143,928	272	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	13,724			11,178
Other noninterest-bearing liabilities	1,342			330
Total noninterest-bearing liabilities	15,066			11,508
Total liabilities	158,233			155,436
Total stockholders' equity	31,872			12,894
Total liabilities and total stockholders' equity	$190,105			$168,330
Net interest income		$1,440			$1,210
Net interest rate spread(3)			3.08%			3.03%
Net interest-earning assets(4)	$35,544			$12,586
Net interest margin(5)			3.22%			3.09%
Average interest-earning assets to interest-bearing liabilities	124.63%			108.74%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $11,000 and $12,000 was applied to tax-exempt income for the three months ended June 30, 2015 and June 30, 2014, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$152,461	$3,143	4.12%	$132,631	$2,860	4.31%
Interest-earning deposits	11,822	18	0.31%	10,115	19	0.38%
Investment securities(2)	12,761	143	2.24%	12,917	156	2.41%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	1,164	7	1.21%	1,077	5	0.93%
Total interest-earning assets	178,208	3,311	3.72%	156,740	3,040	3.88%
Noninterest-earning assets	11,438			11,571
Total assets	$189,646			$168,311

Interest-bearing liabilities:
Savings accounts	$18,252	18	0.20%	$16,245	16	0.20%
NOW accounts	20,008	10	0.10%	18,285	9	0.10%
Money market accounts	32,302	60	0.37%	36,900	70	0.38%
Certificates of deposit	65,319	391	1.20%	66,349	409	1.23%
Total interest-bearing deposits	135,881	479	0.70%	137,779	504	0.73%
Federal Home Loan Bank advances	7,412	28	0.75%	5,967	30	1.01%
Total interest-bearing liabilities	143,293	507	0.71%	143,746	534	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	13,334			11,431
Other noninterest-bearing liabilities	1,206			344
Total noninterest-bearing liabilities	14,540			11,775
Total liabilities	157,833			155,521
Total stockholders' equity	31,813			12,790
Total liabilities and total stockholders' equity	$189,646			$168,311
Net interest income		$2,804			$2,506
Net interest rate spread(3)			3.01%			3.14%
Net interest-earning assets(4)	$34,915			$12,994
Net interest margin(5)			3.15%			3.20%
Average interest-earning assets to interest-bearing liabilities	124.18%			109.04%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $23,000 and $24,000 was applied to tax-exempt income for the six months ended June 30, 2015 and June 30, 2014, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $517,000 and $(417,000) for the six months ended June 30, 2015 and June 30, 2014, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(16.6) million, and $8.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively. During the six months ended June 30, 2015, we purchased $2.8 million and sold no securities held as available-for-sale, and during the six months ended June 30, 2014, we purchased $1.2 million and sold $3.3 million in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $4.7 million, and $(5.6) million for the six months ended June 30, 2015 and June 30, 2014, respectively.

At June 30, 2015, we exceeded all “well capitalized” regulatory capital requirements with a CETI capital level of $21.7 million, or 16.3% of risk-weighted assets, which is above the required level of $8.7 million, or 6.50%; a tier 1 capital level of $21.7 million, or 16.3% of risk-weighted assets, which is above the required level of $10.7 million, or 8.00%; a tier 1 leverage capital level of $21.7 million, or 11.4% of assets, which is above the required level of $9.5 million, or 5.00%; and total risk-based capital of $22.5 million, or 16.9% of risk-weighted assets, which is above the required level of $13.3 million, or 10.00%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 capital level of $ 21.4 million, or 21.2% of risk-weighted assets which is above the required level of $6.1 million, or 6.00%; a tier 1 leverage capital level of $21.4 million, or 11.7% of average assets, which is above the required level of $9.2 million, or 5.00%; and total risk-based capital of $22.2 million, or 21.9% of risk-weighted assets, which is above the required level of $10.1 million, or 10.00%. Accordingly, Pilgrim Bank was categorized as well capitalized at June 30, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2015, we had outstanding commitments to originate and purchase loans of $5.8 million and unadvanced funds on loans of $21.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination and securities purchase commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2015 totaled $33.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: August 14, 2015	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: August 14, 2015	/s/ Christopher G. McCourt
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

101         The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language):

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

