Form 10-Q
period 2015-09-30
Pilgrim Bancshares, Inc.
filed 2015-11-13
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of November 13, 2015, there were issued and outstanding 2,247,589 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and due from banks	$1,840	$1,938
Interest-bearing demand deposits with other banks	5,607	16,357
Total cash and cash equivalents	7,447	18,295
Interest-bearing time deposits with other banks	1,084	2,575
Investments in available-for-sale securities (at fair value)	13,708	11,767
Investments in held-to-maturity securities (fair value of $162 at September 30, 2015, and $196 at December 31, 2014)	124	149
Federal Home Loan Bank stock, at cost	945	694
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $839 at September 30, 2015, and $743 at December 31, 2014	163,917	143,774
Premises and equipment, net	5,240	5,409
Investment in real estate, net	1,589	1,623
Accrued interest receivable	480	447
Deferred income tax asset, net	393	410
Bank-owned life insurance	2,265	2,230
Other assets	157	278
Total assets	$197,733	$188,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$15,509	$13,978
Interest-bearing	140,596	137,032
Total deposits	156,105	151,010
Federal Home Loan Bank advances	9,000	5,000
Other liabilities	522	423
Total liabilities	165,627	156,433
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,247,589 shares issued at September 30, 2015 and December 31, 2014	22	22
Additional paid-in capital	20,761	20,770
Retained earnings	13,037	12,599
Unearned compensation - ESOP (169,318 shares unallocated at September 30, 2015 and 173,813 shares unallocated at December 31, 2014)	(1,693)	(1,738)
Accumulated other comprehensive loss	(21)	(51)
Total stockholders' equity	32,106	31,602
Total liabilities and stockholders' equity	$197,733	$188,035

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
	(unaudited)			(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,696		$1,414	$4,839		$4,274
Interest on debt securities:
Taxable	47		47	133		136
Tax-exempt	17		15	51		55
Other interest and dividends	12		13	37		37
Total interest and dividend income	1,772		1,489	5,060		4,502
Interest expense:
Interest on deposits	250		266	730		770
Interest on Federal Home Loan Bank advances	18		7	45		37
Total interest expense	268		273	775		807
Net interest and dividend income	1,504		1,216	4,285		3,695
Provision for loan losses	36		-	96		-
Net interest and dividend income after provision for loan losses	1,468		1,216	4,189		3,695
Noninterest income:
Service charges on deposit accounts	30		29	90		90
Net gain on sales/calls of securities	16		1	17		69
Writedown of securities (includes losses of $3 for the three and nine month periods ended September 30, 2015 and $12 for the nine month period ended September 30, 2014, no amounts recognized in other comprehensive income in any of the periods, before taxes)	(3)		-	(3)		(12)
Gain on sales of loans, net	17		-	54		48
Rental income	63		67	194		193
Other income	33		31	96		95
Total noninterest income	156		128	448		483
Noninterest expense:
Salaries and employee benefits	749		649	2,259		2,005
Occupancy expense	120		110	418		369
Equipment expense	45		45	138		124
Data processing expense	100		98	277		285
Professional fees	104		79	300		213
FDIC assessment	36		36	106		97
Communications expense	31		29	90		88
Advertising and public relations expense	36		16	92		61
Insurance expense	20		17	61		50
Supplies expense	14		14	47		45
Other expense	49		51	173		162
Total noninterest expense	1,304		1,144	3,961		3,499
Income before income taxes	320		200	676		679
Income tax expense	117		69	238		247
Net income	$203		$131	$438		$432

Weighted-average number of common shares outstanding:
Basic	2,077,522		na	2,076,024		na
Diluted	2,077,522		na	2,076,024		na

Earnings per share:
Basic	$0.10	$	na	$0.21	$	na
Diluted	$0.10	$	na	$0.21	$	na

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$203	$131	$438	$432
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	110	(29)	63	261
Reclassification adjustment for net realized gains in net income (1)	(16)	(1)	(16)	(69)
Other comprehensive income (loss) before income tax effect	94	(30)	47	192
Income tax (expense) benefit	(35)	11	(17)	(72)
Other comprehensive income (loss), net of tax	59	(19)	30	120
Comprehensive income	$262	$112	$468	$552

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in net gain on sales/calls of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014 (unaudited)

(In Thousands, except share data)

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Loss	Total
Balance, December 31, 2013	-	$-	$-	$12,718	$-	$(214)	$12,504
Net income	-	-	-	432	-	-	432
Other comprehensive income, net of tax effect	-	-	-	-	-	120	120
Balance, September 30, 2014	-	$-	$-	$13,150	$-	$(94)	$13,056

Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$(51)	$31,602
Net income	-	-	-	438	-	-	438
Common stock held by ESOP committed to be allocated (4,495 shares)	-	-	8	-	45	-	53
Other comprehensive income, net of tax effect	-	-	-	-	-	30	30
Issuance costs related to initial public offering	-	-	(17)	-	-	-	(17)
Balance, September 30, 2015	2,247,589	$22	$20,761	$13,037	$(1,693)	$(21)	$32,106

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$438	$432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	96	-
Capitalized interest - interest-bearing time deposits	(9)	(5)
Amortization of securities, net	63	70
Net gain on sales/call of securities	(17)	(69)
Loans originated for sale	(2,631)	(1,800)
Proceeds from sales of loans originated for sale	2,685	1,848
Gain on sales of loans	(54)	(48)
Change in deferred origination fees, costs and discounts, excluding purchase discounts	(47)	(9)
Writedown of securities	3	12
Depreciation and amortization	255	248
Increase in accrued interest receivable	(33)	(59)
Decrease (increase) in other assets	34	(1,096)
Increase in prepaid expenses	(2)	(9)
Decrease in income taxes receivable	89	-
Deferred tax expense	-	9
Increase in bank-owned life insurance	(35)	(36)
Stock based compensation expense	53	-
Increase (decrease) in other liabilities	99	(39)

Net cash provided by (used in) operating activities	987	(551)

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	1,500	1,693
Purchase of Federal Home Loan Bank stock	(251)	(170)
Redemption of Federal Home Loan Bank stock	-	143
Purchases of available-for-sale securities	(4,384)	(2,797)
Proceeds from maturities of available-for-sale securities	250	1,191
Proceeds from sales of available-for-sale securities	-	2,718
Principal payments received on available-for-sale securities	2,188	-
Principal payments received on held-to-maturity securities	28	45
Loan principal originations and collections, net	(11,634)	7,812
Loans purchased	(8,558)	(6,763)
Recoveries on loans previously charged off	-	1
Capital expenditures	(52)	(119)

Net cash (used in) provided by investing activities	(20,913)	3,754

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(1,909)	22,702
Net increase in time deposits	7,004	3,760
Payments on Federal Home Loan Bank long-term advances	(1,000)	(1,500)
Proceeds from Federal Home Loan Bank long-term advances	5,500	-
Net change in short-term Federal Home Loan Bank advances	(500)	(2,500)
Issuance costs related to initial public offering	(17)	-

Net cash provided by financing activities	9,078	22,462

Net (decrease) increase in cash and cash equivalents	(10,848)	25,665
Cash and cash equivalents at beginning of period	18,295	8,991
Cash and cash equivalents at end of period	$7,447	$34,656

Supplemental disclosures:
Interest paid	$773	$812
Income taxes paid	149	186

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

On October 10, 2014, in accordance with a Plan of Conversion (the “Conversion”), Conahasset Bancshares, MHC, the Bank’s former mutual holding company, completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Pilgrim Bancshares, Inc., (the “Company”) a Maryland corporation incorporated in February 2014 for the purpose of becoming the Bank’s holding company upon completion of the Conversion. In connection with the conversion, the Company sold 2,182,125 shares of common stock, including 179,807 shares to a newly established employee stock ownership plan, at an offering price of $10 per share, and issued an additional 65,464 shares of its common stock to the Pilgrim Bank Foundation (the “Foundation”), resulting in an aggregate issuance of 2,247,589 shares of common stock. The Foundation supports charitable causes and community development activities in the Bank’s area of operations. The net proceeds from the stock offering, net of offering costs of $1,685,000, amounted to $20,136,000. The Company’s stock began trading on October 13, 2014 under the symbol PLRM on the OTC Pink Marketplace operated by OTC Market Group.

At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Bank and the Company, and only in such event, each account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the adjusted qualifying account balances then held. The Company and the Bank may not pay dividends if those dividends would cause regulatory capital to be reduced below applicable capital requirements or the amount required to maintain their respective liquidation account amounts.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 48 South Main Street Corporation, which was formed to hold securities for its own account; 40 South Main Street Realty Trust, which was formed to hold our main office; and 800 CJC Realty Corporation, which was formed to invest in and develop residential and commercial property. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. generally accepted accounting principles for complete financial statements. Information included herein as of September 30, 2015 and for the interim periods ended September 30, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the three and nine months ended September 30, 2015 has been computed based on the following:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net income (In thousands)	$203	$438

Basic common shares:
Weighted average shares outstanding	2,247,589	2,247,589
Less: Weighted average unallocated ESOP shares	(170,067)	(171,565)
Basic weighted average shares outstanding	2,077,522	2,076,024

Basic earnings per share	$0.10	$0.21
Diluted earnings per share (1)	$0.10	$0.21

1)	No potentially dilutive common shares

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
September 30, 2015 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$2,100	$11	$9	$2,102
Debt securities issued by states of the United States and political subdivisions of the states	2,993	14	24	2,983
Mortgage-backed securities	8,650	43	70	8,623
	$13,743	$68	$103	$13,708

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$1,985	$7	$17	$1,975
Debt securities issued by states of the United States and political subdivisions of the states	3,258	5	30	3,233
Mortgage-backed securities	6,606	24	71	6,559
	$11,849	$36	$118	$11,767

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
September 30, 2015 (unaudited):
Mortgage-backed securities	$124	$38	$-	$162
	$124	$38	$-	$162

December 31, 2014:
Mortgage-backed securities	$149	$47	$-	$196
	$149	$47	$-	$196

The scheduled maturities of debt securities were as follows as of September 30, 2015 (unaudited):

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$407	$-	$-
Due after one year through five years	2,173	-	-
Due after five years through ten years	984	-	-
Due after ten years	1,521	-	-
Mortgage-backed securities	8,623	124	162
	$13,708	$124	$162

Proceeds from sales of available-for-sale securities during the nine months ended September 30, 2014 (unaudited) were $2,718,000 with gross realized gains of $69,000 and no gross realized losses. The tax expense applicable to these net realized gains for the nine month period ended September 30, 2014 (unaudited) amounted to $25,000.

As of September 30, 2015 (unaudited) and December 31, 2014, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2015 (unaudited) :
Debt securities issued by U.S. government corporations and agencies	$299	$-	$491	$9	$790	$9
Debt securities issued by states of the United States and political subdivisions of the states	978	13	756	11	1,734	24
Mortgage-backed securities	1,385	13	2,224	57	3,609	70
Total temporarily impaired securities	$2,662	$26	$3,471	$77	$6,133	$103

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$-	$-	$1,485	$17	$1,485	$17
Debt securities issued by states of the United States and political subdivisions of the states	950	8	1,232	22	2,182	30
Mortgage-backed securities	1,411	3	2,641	68	4,052	71
Total temporarily impaired securities	2,361	11	5,358	107	7,719	118
Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	3	-	3	-
Total temporarily impaired and other- than-temporarily impaired securities	$2,361	$11	$5,361	$107	$7,722	$118

As of September 30, 2015 (unaudited) and December 31, 2014, investment securities with unrealized losses consist of debt securities issued by U.S. government agencies and government-sponsored enterprises, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

The following table summarizes other-than-temporary impairment losses on securities for the three and nine months ended September 30, 2015 and 2014 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Non-Agency	Non-Agency	Non-Agency	Non-Agency
	Mortgage-Backed	Mortgage-Backed	Mortgage-Backed	Mortgage-Backed
	Securities	Securities	Securities	Securities
	(In Thousands)		(In Thousands)

Total other-than-temporary impairment losses	$3	$-	$3	$12
Less: unrealized other-than-temporary losses recognized in other comprehensive income (1)	-	-	-	-
Net impairment losses recognized in earnings (2)	$3	$-	$3	$12

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.

(2) Represents the credit component of the other-than-temporary impairment on securities

For the three and nine months ended September 30, 2015 and 2014, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of non-agency mortgage-backed securities. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 6 - LOANS

Loans consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
	(In Thousands)
Real estate loans:
One-to four- family residential	$102,840	$96,440
Commercial	17,773	17,401
Multi-family	14,698	10,171
Home equity loans and lines of credit	2,206	2,854
Construction	19,145	12,072
Commercial and industrial loans	4,501	3,012
Consumer loans:
Consumer lines of credit	21	21
Other consumer loans	3,425	2,446
	164,609	144,417
Net deferred loan origination fees, costs and discounts	147	100
Allowance for loan losses	(839)	(743)
Net loans	$163,917	$143,774

The following tables set forth information regarding the allowance for loan losses as of and for the nine months ended September 30, 2015 and 2014 (unaudited) and at December 31, 2014:

	Real Estate:						Consumer
				Home Equity Loans		Commercial and	Consumer
	One- to four-family Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Nine months ended September 30, 2015 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	8	(14)	19	(13)	99	9	-	12	(24)	96
Ending balance	$370	$120	$55	$14	$220	$17	$1	$32	$10	$839

Nine months ended September 30, 2014 (unaudited):
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	-	-	-	-	1
(Benefit) provision	(8)	(49)		7	72	(7)	(1)	6	(20)	-
Ending balance	$316	$146	$51	$37	$121	$9	$-	$26	$37	$743

At September 30, 2015 (unaudited):
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$23	$-	$-	$-	$-	$-	$-	$-	$-	$23
Ending balance:
Collectively evaluated for impairment	347	120	55	14	220	17	1	32	10	816
Total allowance for loan losses ending balance	$370	$120	$55	$14	$220	$17	$1	$32	$10	$839

Loans:
Ending balance:
Individually evaluated for impairment	$6,149	$688	$-	$53	$-	$-	$-	$-	$-	$6,890
Ending balance:
Collectively evaluated for impairment	96,691	17,085	14,698	2,153	19,145	4,501	21	3,425	-	157,719
Total loans ending balance	$102,840	$17,773	$14,698	$2,206	$19,145	$4,501	$21	$3,425	$-	$164,609

At December 31, 2014 :
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$37	$-	$-	$-	$-	$-	$-	$-	$-	$37
Ending balance:
Collectively evaluated for impairment	325	134	36	27	121	8	1	20	34	706
Total allowance for loan losses ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Loans:
Ending balance:
Individually evaluated for impairment	$6,572	$695	$-	$53	$-	$-	$-	$-	$-	$7,320
Ending balance:
Collectively evaluated for impairment	89,868	16,706	10,171	2,801	12,072	3,012	21	2,446	-	137,097
Total loans ending balance	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$-	$144,417

The following tables set forth information regarding nonaccrual loans and past-due loans at September 30, 2015 and December 31, 2014:

							90 Days
			90 Days				or More
			or More	Total	Total		Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
September 30, 2015 (unaudited):
Real estate loans:
One- to four-family residential	$541	$-	$1,393	$1,934	$100,906	$102,840	$-	$1,413
Commercial		-	-	-	17,773	17,773	-	-
Multi-family	-	-	-	-	14,698	14,698	-	-
Home equity loans and lines of credit	3	61	-	64	2,142	2,206	-	-
Construction	-	-	-	-	19,145	19,145	-	-
Commercial and industrial loans	-	-	-	-	4,501	4,501	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	21	21	-	-
Other consumer	-	-	8	8	3,417	3,425	8	-
Total	$544	$61	$1,401	$2,006	$162,603	$164,609	$8	$1,413

December 31, 2014:
Real estate loans:
One- to four-family residential	$728	$-	$1,393	$2,121	$94,319	$96,440	$-	$1,419
Commercial	-	-	-	-	17,401	17,401	-	-
Multi-family	938	-	-	938	9,233	10,171	-	-
Home equity loans and lines of credit	-	53	-	53	2,801	2,854	-	-
Construction	-	-	-	-	12,072	12,072	-	-
Commercial and industrial loans	-	-	-	-	3,012	3,012	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	21	21	-	-
Other consumer	9	-	-	9	2,437	2,446	-	-
Total	$1,675	$53	$1,393	$3,121	$141,296	$144,417	$-	$1,419

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurement,” is as follows at September 30, 2015 and December 31, 2014 and the nine months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
September 30, 2015 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,582	$5,582	$-	$5,840	$147
Commercial	688	688	-	691	29
Home equity lines of credit	53	53	-	53	1
Total impaired with no related allowance	$6,323	$6,323	$-	$6,584	$177

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$23	$573	$17
Commercial	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$567	$567	$23	$573	$17

Total
Real estate loans:
One- to four-family residential	$6,149	$6,149	$23	$6,413	$164
Commercial	688	688	-	691	29
Home equity lines of credit	53	53	-	53	1
Total impaired loans	$6,890	$6,890	$23	$7,157	$194

December 31, 2014:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,991	$5,991	$-	$5,586	$226
Commercial	695	695	-	699	50
Home equity lines of credit	53	53	-	8	-
Total impaired with no related allowance	$6,739	$6,739	$-	$6,293	$276

With an allowance recorded:
Real estate loans:
One- to four-family residential	$581	$581	$37	$589	$22
Commercial	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$581	$581	$37	$589	$22

Total
Real estate loans:
One- to four-family residential	$6,572	$6,572	$37	$6,175	$248
Commercial	695	695	-	699	50
Home equity lines of credit	53	53	-	8	-
Total impaired loans	$7,320	$7,320	$37	$6,882	$298

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
September 30, 2015 (unaudited):
Grade:
Pass	$-	$17,085	$14,698	$-	$19,145	$4,501	$-	$-	$55,429
Special mention	541	-	-	53	-	-	-	-	594
Substandard	3,815	688	-	-	-	-	-	-	4,503
Loans not formally rated	98,484			2,153	-	-	21	3,425	104,083
Total	$102,840	$17,773	$14,698	$2,206	$19,145	$4,501	$21	$3,425	$164,609

December 31, 2014:
Grade:
Pass	$-	$16,706	$9,233	$-	$12,072	$3,012	$-	$-	$41,023
Special mention	2,417	695	-	53	-	-	-	-	3,165
Substandard	1,393	-	938	-	-	-	-	-	2,331
Loans not formally rated	92,630	-	-	2,801	-	-	21	2,446	97,898
Total	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$144,417

At September 30, 2015 and December 31, 2014, there were no loans rated “doubtful” or “loss.”

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

During the nine months ended September 30, 2015 (unaudited), there were no loans modified as TDRs.

As of September 30, 2015 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $21.1 million and $17.6 million at September 30, 2015 (unaudited) and December 31, 2014, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2015 (unaudited) and December 31, 2014 was $46.8 million and $38.7 million, respectively.

The aggregate amount of time deposits in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at September 30, 2015 (unaudited) and December 31, 2014 was $18.7 million and $15.7 million, respectively.

For time deposits as of September 30, 2015 (unaudited), the scheduled maturities for each of the following five years ended September 30 are:

(In Thousands)
2016	$37,526
2017	18,123
2018	15,111
2019	1,314
2020	1,413
Total	$73,487

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the Federal Home Loan Bank of Boston (“FHLB”) for the years ending after September 30, 2015 (unaudited) are summarized as follows:

(In Thousands)
2016	$3,500
2017	2,500
2018	3,000
$9,000

Interest rates range from 0.24% to 1.15% with a weighted-average interest rate of 0.74% at September 30, 2015 (unaudited).

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of September 30, 2015 (unaudited) and December 31, 2014. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014.

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

The following summarizes assets measured at fair value as of September 30, 2015 (unaudited) and December 31, 2014.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2015 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$2,102	$-	$2,102	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,983	-	2,983	-
Mortgage-backed securities	8,623	-	8,623	-
Totals	$13,708	$-	$13,708	$-

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$1,975	$-	$1,975	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,233	-	3,233	-
Mortgage-backed securities	6,559	-	6,559	-
Totals	$11,767	$-	$11,767	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at September 30, 2015 (unaudited) and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2015 (unaudited):
Impaired loans	$544	$-	$-	$544
Totals	$544	$-	$-	$544

December 31, 2014:
Impaired loans	$544	$-	$-	$544
Totals	$544	$-	$-	$544

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2015 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,447	$7,447	$-	$-	$7,447
Interest-bearing time deposits with other banks	1,084	-	1,085	-	1,085
Available-for-sale securities	13,708	-	13,708	-	13,708
Held-to-maturity securities	124	-	162	-	162
Federal Home Loan Bank stock	945	945	-	-	945
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	163,917	-	-	166,456	166,456
Accrued interest receivable	480	480	-	-	480

Financial liabilities:
Deposits	156,105	-	156,750	-	156,750
FHLB advances	9,000	-	9,004	-	9,004

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,295	$18,295	$-	$-	$18,295
Interest-bearing time deposits with other banks	2,575	-	2,578	-	2,578
Available-for-sale securities	11,767	-	11,767	-	11,767
Held-to-maturity securities	149	-	196	-	196
Federal Home Loan Bank stock	694	694	-	-	694
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	143,774	-	-	146,705	146,705
Accrued interest receivable	447	447	-	-	447

Financial liabilities:
Deposits	151,010	-	151,638	-	151,638
FHLB advances	5,000	-	5,006	-	5,006

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2015 (unaudited) and December 31, 2014 under the indicated captions. Accounting policies related to financial instruments are described below.

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

As of September 30, 2015 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the table below.

	September 30,	December 31,
Regulatory Capital and Ratios	2015	2014
	(Dollars In Thousands)
Regulatory Capital
Total Stockholder’s Equity	$21,906	$21,347
Add: Net unrealized losses on investment securities, net of tax	21	51
Common Equity Tier 1 Capital	21,927	na

Tier 1 Capital	21,927	21,398
Allowable reserve for credit losses and unfunded commitments	857	755
Total Regulatory Capital (1)	$22,784	$22,153

Average Assets	$194,480	$183,666
Risk Weighted Assets (1)	$135,482	$101,078

Key Regulatory Ratios (1)
Common Equity Tier 1 Capital Ratio	16.2%	na
Tier 1 Capital Ratio	16.2	21.2%
Total Capital Ratio	16.8	21.9
Tier 1 Leverage Ratio	11.3	11.7

(1) September 30, 2015 capital levels and ratios were calculated under the new capital regulations, which became effective January 1, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

During the nine months ended September 30, 2015, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 25, 2015.

Comparison of Financial Condition at September 30, 2015 (unaudited) and December 31, 2014

Total Assets. Total assets increased $9.7 million, or 5.2%, to $197.7 million at September 30, 2015 from $188.0 million at December 31, 2014.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents decreased $10.8 million, or 59.3%, to $7.4 million at September 30, 2015 from $18.3 million at December 31, 2014. The decrease in cash resulted from $20.1 million in net loan growth and $1.9 million in investment securities purchases net of principal payments and maturities, offset by a $5.1 million increase in deposits and a $4.0 million increase in FHLB borrowings. Interest-bearing time deposits with other banks decreased by $1.5 million, or 57.9%, to $1.1 million at September 30, 2015 from $2.6 million at December 31, 2014.

Net Loans. Net loans increased $20.1 million, or 14.0%, to $163.9 million at September 30, 2015 from $143.8 million at December 31, 2014. The Company originated $59.2 million and purchased $8.6 million of new loans during the nine months ended September 30, 2015. Partially offsetting the loan originations and purchases were $32.3 million of loan payoffs and amortization, $4.8 million of loans and loan participations sold and $10.6 million of unadvanced funds on loans originated during the nine months ended September 30, 2015.

Investment Securities. Investment securities classified as available-for-sale increased $1.9 million, or 16.5%, to $13.7 million at September 30, 2015 from $11.8 million at December 31, 2014, due to the purchase of mortgage backed securities partially offset by the maturity of a municipal security. Investment securities classified as held-to-maturity decreased $25,000, or 16.8%, to $124,000 at September 30, 2015, from $149,000 at December 31, 2014 due to maturities in the ordinary course of business and an OTTI write-down. At September 30, 2015, investment securities classified as available-for-sale consisted primarily of debt securities issued by U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and U.S. government-sponsored mortgage-backed securities, with a focus on suitable U.S. government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at September 30, 2015 increased $35,000, or 1.6%, compared to December 31, 2014 due to normal increases in cash surrender value.

Deposits. Deposits increased $5.1 million, or 3.4%, to $156.1 million at September 30, 2015 from $151.0 million at December 31, 2014, primarily due to a $7.0 million increase in certificates of deposits, $1.9 million increase in savings accounts and a $1.5 million increase in noninterest bearing accounts, offset by a $1.3 million decrease in NOW accounts, and a $4.1 million decrease in money market deposits. Our core deposits, which we consider to be our noninterest bearing demand accounts, NOW accounts, savings accounts and money market accounts, decreased $1.9 million, or 2.3%, to $82.6 million at September 30, 2015 from $84.5 million at December 31, 2014.

Borrowings and Other Liabilities. FHLB advances increased $4.0 million, or 80.0%, to $9.0 million at September 30, 2015 from $5.0 million at December 31, 2014. FHLB borrowings as of September 30, 2015 consist of $3.5 million in short term borrowings, and $5.5 million in long term borrowings. Other liabilities, which include interest payable, accruals for employee pension and medical plans and normal accruals for expenses, increased $99,000, or 23.4%, to $522,000 at September 30, 2015 from $423,000 at December 31, 2014.

Total Stockholders’ Equity. Stockholders’ equity increased $504,000, or 1.6%, to $32.1 million at September 30, 2015 from $31.6 million at December 31, 2014. The increase resulted from net income of $438,000 during the nine months ended September 30, 2015 and the committed allocation of common stock held by the ESOP of $53,000, and a decrease of $30,000 in accumulated other comprehensive loss due to a decrease in the net unrealized loss position of our available-for-sale investment securities portfolio, offset by additional issuance costs related to our public offering of $17,000.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30, 2015			At December 31, 2014
	(unaudited)
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$541	$-	$1,393	$728	$-	$1,393
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	938	-	-
Home equity loans and lines of credit	3	61	-	-	53	-
Construction	-	-	-	-	-	-
Total real estate	544	61	1,393	1,666	53	1,393
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	-	-	8	9	-	-
Total loans	$544	$61	$1,401	$1,675	$53	$1,393

(1)	There were no delinquent non-owner occupied residential real estate loans at September 30, 2015 or December 31, 2014.

The net decrease in total delinquent loans in the 30 – 59 day period from December 31, 2014 to September 30, 2015 was the result of current payments on the loans.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2015 and December 31, 2014.

	At September 30,	At December 31,
	2015	2014
	(In Thousands)
	(unaudited)
Classified assets:
Substandard:
Loans(1)	$4,503	$2,331
Securities	117	138
Total substandard	4,620	2,469
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$4,620	$2,469
Special mention	$594	$3,165

(1) Includes $1.4 million of non-accruing loans that are more than 90 days past due for each period.

The increase in classified assets from December 31, 2014 to September 30, 2015 was the result of loans downgraded from “special mention” to “substandard,” partially offset by securities amortization from contractual payments and an OTTI write-down.

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

	At September 30,	At December 31,
	2015	2014
	(Dollars In Thousands)
	(unaudited)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,413	$1,419
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	1,413	1,419
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	1,413	1,419

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	-	-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	-	-
Commercial and industrial loans	-	-
Consumer loans	8	-
Total accruing loans past due 90 days or more	8	-
Total of nonaccrual loans and accruing loans 90 days or more past due	1,421	1,419

Other real estate owned:
One- to four-family residential	-	-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total other real estate owned	-	-
Other non-performing assets	-	-
Total non-performing assets	1,421	1,419

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	4,757	5,180
Commercial	688	695
Multi-family	-	-
Home equity loans and lines of credit	53	53
Total real estate	5,498	5,928
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	5,498	5,928

Total non-performing loans and troubled debt restructurings	$6,919	$7,347

Non-performing loans to total loans	0.86%	0.98%
Non-performing assets to total assets	0.72%	0.75%
Non-performing assets and troubled debt restructurings to total assets	3.50%	3.91%

(1)	There were no non-performing non-owner occupied residential real estate loans at September 30, 2015 or December 31, 2014.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at September 30, 2015 or December 31, 2014.

The increase in non-performing assets from December 31, 2014 to September 30, 2015 was the result of a loan 90 days past due and still accruing, partially offset by amortization from contractual payments and a loan payoff.

Interest income that would have been recorded for the nine months ended September 30, 2015, had non-accruing loans been current according to their original terms amounted to $29,000. Interest of approximately $1,000 related to these loans was included in interest income for the nine months ended September 30, 2015.

Non-performing loans totaled $1.4 million at September 30, 2015, and consisted of three loans, all owner occupied one- to four- family residential first and second mortgage loans. Our largest non-performing loan was a $1.4 million one- to four-family residential loan secured by property located in Connecticut that was in foreclosure proceedings at September 30, 2015. We had no non-performing commercial real estate and multi-family loans at September 30, 2015. We had no foreclosed real estate at September 30, 2015.

Other Loans of Concern. There were no other loans at September 30, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General. Net income for the three months ended September 30, 2015 was $203,000, compared to net income of $131,000 for the three months ended September 30, 2014. The increase of $72,000 in net income was primarily due to an increase in net interest income of $288,000, and an increase in noninterest income of $28,000, offset by an increase in noninterest expense of $160,000, and an increase in provision for loan losses of $36,000.

Interest and Dividend Income. Total interest and dividend income for the three months ended September 30, 2015 increased $283,000, or 19.0%, to $1.8 million compared to $1.5 million for the three months ended September 30, 2014. On a tax-equivalent basis, total interest and dividend income for the three months ended September 30, 2015 increased $284,000, or 18.9%, to $1.8 million compared to $1.5 million for the three months ended September 30, 2014. The increase in interest income was the result of higher average loans in the three months ended September 30, 2015, partially offset by a lower average yield on loans. The average balance of loans during the three months ended September 30, 2015 increased $29.5 million to $160.8 million from $131.3 million for the three months ended September 30, 2014, while the average yield on loans decreased nine basis points to 4.22% for the three months ended September 30, 2015 from 4.31% for the three months ended September 30, 2014. The decrease in yield reflected the lower market rates for originated loans in 2014 and 2015. The average balance of investment securities increased $2.0 million to $14.5 million for the three months ended September 30, 2015 from $12.5 million for the three months ended September 30, 2014, and the yield on investment securities (on a tax-equivalent basis) decreased 22 basis points to 2.09% for the three months ended September 30, 2015 from 2.31% for the three months ended September 30, 2014.

Interest Expense. Total interest expense decreased $5,000, or 1.8%, to $268,000 for the three months ended September 30, 2015 from $273,000 for the three months ended September 30, 2014. Interest expense on interest-bearing deposit accounts decreased $16,000, or 6.0%, to $250,000 for the three months ended September 30, 2015 from $266,000 for the three months ended September 30, 2014. The decrease was primarily due to lower average deposits, the impact of maturing certificates of deposit renewing at lower rates and overall changes in deposit mix.

Interest expense on FHLB advances increased $11,000, or 157.1%, to $18,000 for the three months ended September 30, 2015 from $7,000 for the three months ended September 30, 2014. The average balance of advances increased $7.0 million, or 248.4%, to $9.8 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014. The cost of funds on FHLB advances decreased 28 basis points to 0.72% for the three months ended September 30, 2015 from 1.00% for the three months ended September 30, 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $288,000, or 23.7%, to $1.5 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014. On a tax-equivalent basis, net interest and dividend income increased $289,000, or 23.6%, to $1.5 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014. The tax-equivalent basis increase resulted from a $284,000 increase in interest income and a $5,000 decrease in interest expense. Our average interest-earning assets increased $19.9 million to $183.5 million for the three months ended September 30, 2015 from $163.6 million for the three months ended September 30, 2014. Our net interest rate spread increased 22 basis points to 3.16% for the three months ended September 30, 2015 from 2.94% for the three months ended September 30, 2014, and our net interest margin increased 30 basis points to 3.30% for the three months ended September 30, 2015 from 3.00% for the three months ended September 30, 2014. The increase in our interest rate spread and net interest margin reflected an increase in our balance of higher interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2015 of $36,000, compared to no provision for the three months ended September 30, 2014. The fact that we did not record a provision for loan losses for the three months ended September 30, 2014 was due to our evaluation as to the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs for the three months ended September 30, 2015 and 2014, respectively. The allowance for loan losses was $839,000, or 0.51% of total loans at September 30, 2015, compared to $743,000, or 0.56% of total loans at September 30, 2014. Total non-performing loans were $1.4 million at September 30, 2015 compared to $1.4 million at September 30, 2014. As a percentage of non-performing loans, the allowance for loan losses was 59.04% at September 30, 2015 compared to 52.25% at September 30, 2014. This increase is due the increased level of allowance for loan losses. Total classified loans were $4.6 million at September 30, 2015 compared to $4.9 million at September 30, 2014.

Noninterest Income. Noninterest income increased $28,000, or 21.9%, to $156,000 for the three months ended September 30, 2015 from $128,000 for the three months ended September 30, 2014. The increase was due to net gains on sales and calls of securities of $16,000 for the three months ended September 30, 2015 compared to $1,000 for the three months ended September 30, 2014, and an increase in gains on sales of loans of $17,000 to $17,000 for the three months ended September 30, 2015 compared to no gains on sale of loans for the three months ended September 30, 2014, partially offset by a decrease in rental income of $4,000 to $63,000 for the three months ended September 30, 2015 from $67,000 for the three months ended September 30, 2014, and write-downs on securities of $3,000 for the three months ended September 30, 2015 compared to no write-downs for the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $160,000 to $1.3 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. The increase was primarily driven by an increase of $100,000 in salaries and benefits expense, due to additions to staff and expenses associated with the supplemental executive retirement plan (“SERP”) and the employee stock ownership plan (“ESOP”). Professional fees included $44,000 and other expense included $13,000, of incremental costs associated with being a publicly traded company.

Income Taxes. The income before income taxes of $320,000 resulted in income tax expense of $117,000 for the three months ended September 30, 2015, compared to income before income taxes of $200,000 resulting in an income tax expense of $69,000 for the three months ended September 30, 2014. The effective income tax rate was 36.6% for the three months ended September 30, 2015 compared to 34.5% for the three months ended September 30, 2014.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014

General. Net income for the nine months ended September 30, 2015 was $438,000, compared to net income of $432,000 for the nine months ended September 30, 2014. The increase in net income was primarily due to an increase in net interest income of $590,000, offset by an increase in noninterest expense of $462,000, a decrease in noninterest income of $35,000 and an increase in provision for loan losses of $96,000.

Interest and Dividend Income. Total interest and dividend income for the nine months ended September 30, 2015 increased $558,000, or 12.4%, to $5.1 million compared to $4.5 million for the nine months ended September 30, 2014. On a tax-equivalent basis, total interest and dividend income for the nine months ended September 30, 2015 increased $558,000, or 12.3%, to $5.1 million compared to $4.5 million for the nine months ended September 30, 2014. The increase in interest income was the result of higher average loans in the nine months ended September 30, 2015, partially offset by a lower yield on loans due to non-accrual interest recapture recognized in the nine months ended September 30, 2014, and a decrease in interest on investment securities due to a decrease in investment yields. The average balance of loans during the nine months ended September 30, 2015 increased $23.1 million to $155.3 million from $132.2 million for the nine months ended September 30, 2014, while the average yield on loans decreased 15 basis points to 4.16% for the nine months ended September 30, 2015 from 4.31% for the nine months ended September 30, 2014. The decrease in yield reflected the lower market rates for originated loans during the 2015 period, as well as non-accrual interest income recapture in 2014. The average balance of investment securities increased $566,000 to $13.3 million for the nine months ended September 30, 2015 from $12.8 million for the nine months ended September 30, 2014, and the yield on investment securities (on a tax-equivalent basis) decreased 17 basis points to 2.20% for the nine months ended September 30, 2015 from 2.37% for the nine months ended September 30, 2014.

Interest Expense. Total interest expense decreased $32,000, or 4.0%, to $775,000 for the nine months ended September 30, 2015 from $807,000 for the nine months ended September 30, 2014. Interest expense on interest-bearing deposit accounts decreased $40,000, or 5.2%, to $730,000 for the nine months ended September 30, 2015 from $770,000 for the nine months ended September 30, 2014. The decrease was primarily due to the impact of lower average deposits, maturing certificates of deposit renewing at lower rates and overall changes in deposit mix.

Interest expense on FHLB advances increased $8,000, or 21.6%, to $45,000 for the nine months ended September 30, 2015 from $37,000 for the nine months ended September 30, 2014. The average balance of advances increased $3.3 million, or 67.4%, to $8.2 million for the nine months ended September 30, 2015 from $4.9 million for the nine months ended September 30, 2014. The cost of funds on FHLB advances decreased 27 basis points to 0.74% for the nine months ended September 30, 2015 from 1.01% for the nine months ended September 30, 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $590,000, or 16.0%, to $4.3 million for the nine months ended September 30, 2015 from $3.7 million for the nine months ended September 30, 2014. On a tax-equivalent basis, net interest and dividend income increased $590,000, or 15.8%, to $4.3 million for the nine months ended September 30, 2015 from $3.7 million for the nine months ended September 30, 2014. The tax-equivalent basis increase resulted from a $558,000 increase in interest income and a $32,000 decrease in interest expense. Our average interest-earning assets increased $20.9 million to $180.0 million for the nine months ended September 30, 2015 from $159.1 million for the nine months ended September 30, 2014, but our net interest rate spread decreased 1 basis points to 3.05% for the nine months ended September 30, 2015 from 3.06% for the nine months ended September 30, 2014. Our net interest margin increased 7 basis points to 3.20% for the nine months ended September 30, 2015 from 3.13% for the nine months ended September 30, 2014. The increase in our net interest margin reflected an increase in our balance of higher interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses for the nine months ended September 30, 2015 of $96,000, compared to no provision for the nine months ended September 30, 2014. The fact that we did not record a provision for loan losses for the nine months ended September 30, 2014 was due to our evaluation as to the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at levels adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs for the nine months ended September 30, 2015 and 2014, respectively. The allowance for loan losses was $839,000, or 0.51% of total loans at September 30, 2015, compared to $743,000, or 0.56% of total loans at September 30, 2014. Total non-performing loans were $1.4 million at September 30, 2015 compared to $1.4 million at September 30, 2014. As a percentage of non-performing loans, the allowance for loan losses was 59.04% at September 30, 2015 compared to 52.25% at September 30, 2014. This increase is due primarily to the increased level of allowance for loan losses. Total classified loans were $4.6 million at September 30, 2015 compared to $4.9 million at September 30, 2014.

Noninterest Income. Noninterest income decreased $35,000, or 7.2%, to $448,000 for the nine months ended September 30, 2015 from $483,000 for the nine months ended September 30, 2014. The decrease was due to a decrease in gains on sales/calls of securities of $52,000 to $17,000 for the nine months ended September 30, 2015 compared to $69,000 for the nine months ended September 30, 2014, partially offset by a decrease in write-downs on securities of $9,000 to $3,000 for the nine months ended September 30, 2015 compared to $12,000 for the nine months ended September 30, 2014, an increase in gains on sales of loans of $6,000 to $54,000 for the nine months ended September 30, 2015 from $48,000 for the nine months ended September 30, 2014, and an increase in other income of $1,000 to $96,000 for the nine months ended September 30, 2015 compared to $95,000 for the nine months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $462,000 to $4.0 million for the nine months ended September 30, 2015 compared to $3.5 million for the nine months ended September 30, 2014. The increase primarily related to increases in salaries and employee benefits expense of $254,000 due to additions to staff and expenses associated with the supplemental executive retirement plan (“SERP”) and the employee stock ownership plan (“ESOP”). Professional fees included $100,000 and other expense included $36,000, of incremental costs associated with being a publicly traded company. The $9,000 increase in FDIC assessment expense was driven by an increase in assets. Occupancy expense increased $49,000 primarily due to $14,000 of incremental snow removal costs, $15,000 of increased tax assessments and $13,000 of incremental utility costs.

Income Taxes. The income before income taxes of $676,000 resulted in income tax expense of $238,000 for the nine months ended September 30, 2015, compared to income before income taxes of $679,000 resulting in an income tax expense of $247,000 for the nine months ended September 30, 2014. The effective income tax rate was 35.2% for the nine months ended September 30, 2015 compared to 36.4% for the nine months ended September 30, 2014.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$160,780	$1,696	4.22%	$131,297	$1,414	4.31%
Interest-earning deposits	6,961	5	0.30%	18,784	10	0.21%
Investment securities(2)	14,470	75	2.09%	12,486	72	2.31%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	1,310	7	2.02%	1,083	3	1.11%
Total interest-earning assets	183,521	1,783	3.89%	163,650	1,499	3.66%
Noninterest-earning assets	11,164			12,695
Total assets	$194,685			$176,345

Interest-bearing liabilities:
Savings accounts	$19,189	7	0.16%	$24,303	9	0.15%
NOW accounts	18,996	3	0.06%	18,834	5	0.11%
Money market accounts	30,180	29	0.38%	36,206	35	0.39%
Certificates of deposit	68,141	211	1.24%	68,641	217	1.26%
Total interest-bearing deposits	136,506	250	0.73%	147,984	266	0.72%
Federal Home Loan Bank advances	9,751	18	0.72%	2,799	7	1.00%
Total interest-bearing liabilities	146,257	268	0.73%	150,783	273	0.72%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	14,988			12,213
Other noninterest-bearing liabilities	1,411			282
Total noninterest-bearing liabilities	16,399			12,495
Total liabilities	162,656			163,278
Total stockholders' equity	32,029			13,067
Total liabilities and total stockholders' equity	$194,685			$176,345
Net interest income		$1,515			$1,226
Net interest rate spread(3)			3.16%			2.94%
Net interest-earning assets(4)	$37,264			$12,867
Net interest margin(5)			3.30%			3.00%
Average interest-earning assets to interest-bearing liabilities	125.48%			108.53%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $11,000 and $10,000 was applied to tax-exempt income for the three months ended September 30, 2015 and September 30, 2014, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)

Interest-earning assets:
Loans	$155,264	$4,839	4.16%	$132,181	$4,274	4.31%
Interest-earning deposits	10,183	23	0.30%	13,023	30	0.31%
Investment securities(2)	13,337	220	2.20%	12,771	227	2.37%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	1,213	14	1.50%	1,079	7	0.86%
Total interest-earning assets	179,997	5,096	3.77%	159,054	4,538	3.80%
Noninterest-earning assets	11,347			11,961
Total assets	$191,344			$171,015

Interest-bearing liabilities:
Savings accounts	$18,568	26	0.18%	$18,969	25	0.18%
NOW accounts	19,667	13	0.09%	18,470	14	0.10%
Money market accounts	31,587	89	0.37%	36,667	105	0.38%
Certificates of deposit	66,270	602	1.21%	67,121	626	1.24%
Total interest-bearing deposits	136,092	730	0.72%	141,227	770	0.73%
Federal Home Loan Bank advances	8,200	45	0.74%	4,899	37	1.01%
Total interest-bearing liabilities	144,292	775	0.72%	146,126	807	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	13,900			11,683
Other noninterest-bearing liabilities	1,266			318
Total noninterest-bearing liabilities	15,166			12,001
Total liabilities	159,458			158,127
Total stockholders' equity	31,886			12,888
Total liabilities and total stockholders' equity	$191,344			$171,015
Net interest income		$4,321			$3,731
Net interest rate spread(3)			3.05%			3.06%
Net interest-earning assets(4)	$35,705			$12,928
Net interest margin(5)			3.20%			3.13%
Average interest-earning assets to interest-bearing liabilities	124.74%			108.85%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $36,000 and $36,000 was applied to tax-exempt income for the nine months ended September 30, 2015 and September 30, 2014, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.0 million and $(0.6) million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was ($20.9) million, and $3.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. During the nine months ended September 30, 2015, we purchased $4.4 million and sold no securities held as available-for-sale, and during the nine months ended September 30, 2014, we purchased $2.8 million and sold $2.7 million in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $9.1 million, and $22.5 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

At September 30, 2015, we exceeded all “well capitalized” regulatory capital requirements with a CETI capital level of $21.9 million, or 16.2% of risk-weighted assets, which is above the required level of $8.8 million, or 6.50%; a tier 1 capital level of $21.9 million, or 16.2% of risk-weighted assets, which is above the required level of $10.8 million, or 8.00%; a tier 1 leverage capital level of $21.9 million, or 11.3% of assets, which is above the required level of $9.7 million, or 5.00%; and total risk-based capital of $22.8 million, or 16.8% of risk-weighted assets, which is above the required level of $13.5 million, or 10.00%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a tier 1 capital level of $ 21.4 million, or 21.2% of risk-weighted assets which is above the required level of $6.1 million, or 6.00%; a tier 1 leverage capital level of $21.4 million, or 11.7% of average assets, which is above the required level of $9.2 million, or 5.00%; and total risk-based capital of $22.2 million, or 21.9% of risk-weighted assets, which is above the required level of $10.1 million, or 10.00%. Accordingly, Pilgrim Bank was categorized as well capitalized at September 30, 2015 and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2015, we had outstanding commitments to originate loans of $9.7 million and unadvanced funds on loans of $18.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination and securities purchase commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2015 totaled $37.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: November 13, 2015	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: November 13, 2015	/s/ Christopher G. McCourt
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

101       The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii)  Consolidated Statements of Comprehensive Income; (iv)  Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*           Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

