Form 10-K
period 2015-12-31
Pilgrim Bancshares, Inc.
filed 2016-03-28
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2015, the Registrant’s most recently completed second fiscal quarter was $22.6 million.

As of March 24, 2016, there were issued and outstanding 2,189,489 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

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

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Real estate loans:
One- to four-family residential(1)	$104,861	61.27%%	$96,440	66.78%	$92,383	69.16%	$76,199	67.07%	$70,556	64.26%
Commercial (2)	21,848	12.76%	17,401	12.05	19,380	14.51	15,726	13.84	12,670	11.54
Multi-family	16,559	9.67%	10,171	7.04	9,882	7.40	6,829	6.01	7,955	7.25
Home equity loans and lines of credit	2,093	1.22%	2,854	1.98	3,976	2.98	4,748	4.18	6,191	5.64
Construction (3)	18,755	10.96%	12,072	8.36	3,513	2.63	5,016	4.41	8,025	7.31
Commercial and industrial loans (4)	3,964	2.32%	3,012	2.08	2,506	1.87	2,152	1.90	1,704	1.55
Consumer loans	3,080	1.80%	2,467	1.71	1,938	1.45	2,946	2.59	2,691	2.45
Total loans	171,160	100.00%%	144,417	100.00%	133,578	100.00%	113,616	100.00%	109,792	100.00%

Less:
Net deferred loan origination fees, costs and discounts	153		100		87		(210)		(169)
Allowance for loan losses	(886)		(743)		(742)		(788)		(870)
Total loans, net	$170,427		$143,774		$132,923		$112,618		$108,753

(1)	Includes non-owner occupied residential loans of $22.1 million, $18.3 million, $17.6 million, $16.8 million, and $16.8 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(2)	Does not include unfunded commitments of $1.1 million, $1.2 million, $1.6 million, $2.3 million, and $1.1 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(3)	Does not include unfunded commitments of $13.0 million, $8.0 million, $1.6 million, $2.3 million, and $2.4 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(4)	Does not include unfunded commitments of $447,000, $347,000, $281,000, $3,000, and $62,000 at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential(1)		Commercial Real Estate(2)		Multi-Family		Home Equity Loans and Lines of Credit
December 31, 2015	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Amount due in:
One year or less	$526	4.49%	$1,745	4.84%	$999	4.50%	$-	-%
More than one to two years	705	4.21	1,992	4.83	-	-	-	-
More than two to three years	1,392	4.38	1,406	4.84	-	-	-	-
More than three to five years	2,639	4.29	432	5.24	1,938	4.63	-	-
More than five to ten years	9,529	4.52	8,271	4.65	9,073	4.29	711	4.31
More than ten to fifteen years	7,396	3.29	963	4.97	711	4.53	752	3.65
More than fifteen years	82,674	3.85	7,039	4.59	3,838	5.12	630	3.12
Total	$104,861	3.89%	$21,848	4.70%	$16,559	4.54%	$2,093	3.71%

	Construction(3)		Commercial and Industrial(4)		Consumer		Total
December 31, 2015	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Amount due in:
One year or less	$8,069	4.38%	$671	4.87%	$69	6.78%	$12,079	4.50%
More than one to two years	7,255	4.65	-	-	195	3.83	10,147	4.64
More than two to three years	-	-	630	3.39	445	3.78	3,873	4.32
More than three to five years	2,721	4.20	685	4.37	2,040	2.86	10,455	4.09
More than five to ten years	710	4.50	996	3.89	287	3.03	29,577	4.44
More than ten to fifteen years	-	-	234	3.69	-	-	10,056	3.57
More than fifteen years	-	-	748	4.45	44	2.97	94,973	3.95
Total	$18,755	4.46%	$3,964	4.15%	$3,080	3.16%	$171,160	4.11%

(1)	Total includes $22.1 million of non-owner occupied residential real estate loans.
(2)	Total does not include $1.1 million of unfunded commitments.
(3)	Total does not include $13.0 million of unfunded commitments.
(4)	Total does not include $347,000 of unfunded commitments.

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

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential(1)	$57,821	$46,514	$104,335
Commercial	1,440	18,663	20,103
Multi-family	7,172	8,388	15,560
Home equity loans and lines of credit	-	2,093	2,093
Construction	-	10,686	10,686
Total real estate	66,433	86,344	152,777
Commercial and industrial loans	1,680	1,613	3,293
Consumer loans	2,962	49	3,011
Total loans	$71,075	$88,006	$159,081

(1) Includes $4.1 million of fixed-rate and $17.9 million of adjustable-rate non-owner occupied residential real estate loans.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2015, we had $104.9 million of loans secured by one- to four-family real estate, representing 61.3% of our total loan portfolio, which includes $22.1 million of loans secured by non-owner occupied residential real estate, representing 12.9% of our total loan portfolio. We primarily originate adjustable-rate residential mortgage loans, but we also offer fixed-rate residential mortgage loans and home equity loans. At December 31, 2015, $57.8 million or 55.1%, of our one- to four-family residential real estate loans were fixed-rate loans, and $47.2 million, or 44.9% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to FHLB Mortgage Partnership Financing Program and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2015, was generally $417,000 for single-family homes in our market area. We also originate owner-occupied residential mortgage loans above the lending limit for conforming loans to borrowers, which are referred to as “jumbo loans,” generally to borrowers in our market area. Our jumbo loans are generally adjustable-rate loans, although we have in the past, subject to market and competitive conditions, originated long-term fixed-rate jumbo loans. At December 31, 2015, we had jumbo loans of $47.9 million, or 45.6% of our owner occupied one- to four-family residential loans and 28.0% of our total loans, of which $25.8 million were originated by Pilgrim Bank and $22.1 million were purchased loans. The original balances on these loans were $53.8 million, of which $29.5 million were originated by Pilgrim Bank and $24.3 million were purchased loans.

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

We also offer home equity loans (second mortgages) and lines of credit. At December 31, 2015, we had $2.1 million, or 1.2% of our loan portfolio, in home equity lines of credit. Additionally, at December 31, 2015 the unadvanced amounts of home equity lines of credit totaled $4.3 million. Our home equity lines of credit are secured by residential property, and generally have terms of fifteen years with a 10- year draw period and 5-year repayment period. We do not originate home equity loans, or home equity lines of credit unless the loan-to-value ratio, combined with the first mortgage, is less than 75%, although higher loan-to-value ratios may be permitted upon approval of the Executive Committee. Our home equity lines of credit are all adjustable-rate, bearing interest rates based upon the prime rate. The second mortgage loans that we currently offer generally are fixed-rate loans with terms of five years, although terms of 10, 15 and 30 years may be available in certain circumstances. Home equity loans and lines of credit generally are originated in accordance with the same standards as one- to four-family residential loans.

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

We may sell a certain amount of the loans we originate into the secondary market. During the years ended December 31, 2015 and December 31, 2014, we sold $3.5 million and $2.0 million of residential mortgage loans, respectively. At December 31, 2015, we were servicing a portfolio of $18.2 million of residential mortgage loans that we had originated and sold. See “—Originations, Purchases and Sales of Loans.”

Commercial Real Estate, Multi-Family and Non-Owner Occupied Residential Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $1.0 million to $1.3 million. At December 31, 2015, we had $21.8 million in commercial real estate loans, representing 12.8% of our total loan portfolio, $16.6 million in multi-family loans, representing 9.7% of our total loan portfolio and $22.1 million in non-owner occupied residential loans, representing 12.9% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate, multi-family and non-owner occupied residential lending in our market area.

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

We also offer mortgages on non-owner occupied, or “investment,” one- to four-family residential mortgage loans, which we underwrite using the same guidelines and standards applicable to commercial real estate and multi-family loans. These loans have terms of five to ten years, subject to increase up to 30 years upon approval of the Executive Committee. We generally limit the loan-to-value ratios of non-owner occupied one- to four-family residential loans to 75% of the sales price or appraised value, whichever is lower, subject to an increase to 80% upon approval of the Executive Committee. These loans are all adjustable-rate loans, and require a minimum debt service coverage ratio of 1.20x.

We consider a number of factors in originating commercial real estate, multi-family and non-owner occupied residential loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). During 2015, we generally approved commercial real estate, multi-family and non-owner occupied residential loans with a debt service coverage ratio of between 1.20x and 1.75x, with a median debt service coverage ratio of 1.35x, although our policies permit debt service coverage ratios of not lower than 1.20x. The Executive Committee may approve loans with a debt service coverage ratio of less than 1.20x depending on the occupancy of the property, strength of the borrower and other factors to further mitigate the risk. Personal guarantees are obtained from the principals of commercial real estate, multi-family and non-owner occupied loans, except where the loan is in the name of an individual rather than an entity. We require title insurance and property and casualty insurance, as well as flood insurance if the property is determined to be in a flood zone area.

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

We may hire additional experienced lenders in the future to increase our pipeline of commercial real estate, multi-family and investment property loans. During 2015, we also offered loans with guarantees through the Small Business Administration (“SBA”) 504 Program. We intend to increase this activity in the future. The Section 504 program effectively splits one loan into two, with Pilgrim Bank taking the first and the SBA taking the second. The reduction in loan to value provided under the Section 504 Program reduces our credit risk. In addition to utilizing the SBA 504 Program, we are approved as an SBA lender. We plan to participate in the SBA Express and SBA 7a Program for small business lending. We expect to utilize this relationship to support our efforts to diversify our lending into commercial and industrial lending as well as commercial real estate lending.

Construction and Land Lending. At December 31, 2015, we had an outstanding balance of $18.8 million, or 11.0% of our total loan portfolio, in construction and land loans, and $13.0 million in unfunded commitments. Of these, $11.7 million outstanding and $10.7 million in unfunded commitments were for one-to-four family speculative construction loans, $2.9 million outstanding and $1.9 million in unfunded commitments were for non-owner occupied multi-family construction loans, $1.1 million outstanding and $109,000 in unfunded commitments were loans for one-to-four family investment loans, $2.0 million outstanding and $257,000 in unfunded commitments for commercial construction and land development loans, and $1.1 million outstanding with $0 in unfunded commitments were loans on vacant land held for future development.

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

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at December 31, 2015, the majority of which are secured by properties located in our market area.

Industry Type	Number of Loans	Outstanding Balance	Unfunded Commitment
	(Dollars in thousands)

Residential one-to four-family speculative	17	$11,656	$10,706
Multi-family	2	2,924	1,934
Residential one-to four-family investment	2	1,123	109
Commercial and Land Development	3	2,011	257
Land	3	1,041	-
Total Construction Loans	27	$18,755	$13,006

Commercial and Industrial Lending. At December 31, 2015, we had $4.0 million of commercial and industrial loans outstanding, representing 2.3% of our total loan portfolio, and $447,000 of unfunded commitments. Our commercial and industrial loans are generally annual revolving loans, but we may also offer term loans with terms of five to ten years depending on the needs of the borrower. We make commercial and industrial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital. Our commercial and industrial term loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial and industrial loan is secured by equipment, we fix the maturity of a term loan at up to seven years, depending on the useful life of equipment purchased, the source of repayment for the loan and the purpose of the loan. Our revolving lines of credit are generally used to finance short-term working capital needs such as accounts payable and inventory. We generally obtain personal guarantees with commercial and industrial loans. We have also purchased approximately $1.5 million of USDA-guaranteed agricultural loans.

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

The table below sets forth information regarding our commercial and industrial loans at December 31, 2015.

Industry Type	Number of Loans	Outstanding Balance	Unfunded Commitments
	(Dollars in thousands)

USDA Agricultural Loans(1)	5	$1,526	$-
Real Estate Services	3	674	54
Medical/Healthcare(2)	2	191	-
Retail	6	295	390
Finance/Insurance/Real Estate	4	1,208	-
Marine	3	60	-
Manufacturing / Other Business Services	2	10	3
Total	25	$3,964	$447

(1)	All loans were purchased during the years ended December 31, 2011, 2012 and 2013.
(2)	Loans were purchased during the years ended December 31, 2013 and 2014 through a relationship with Bankers’ Health Care Group.

We believe that commercial and industrial loans will provide growth opportunities for us, and we expect to increase, subject to our conservative underwriting standards and market conditions, this business line in the future.

Consumer Lending. At December 31, 2015, we had $3.1 million, or 1.8% of our loan portfolio, in consumer loans. Of these, $2.9 million were automobile loans that we purchased from a local credit union. We offer consumer loans on a very limited basis, and generally as a convenience to customers with whom we have banking relationships.

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

We may sell a certain amount of the loans we originate into the secondary market based upon our analysis of our interest rate risk and market conditions, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. In recent years we have sold only fixed-rate long-term residential mortgages, and have sold these loans exclusively to the Federal Home Loan Bank in conjunction with its Mortgage Partnership Finance (MPF) Program. For the year ended December 31, 2015 and December 31, 2014, we sold $3.5 million and $2.0 million, respectively, of mortgage loans, all on a servicing-retained basis. At December 31, 2015, we serviced $18.2 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

In addition, the purchase of loans or participations in which we are not the lead lender, primarily owner-occupied residential real estate loans, automobile loans and, to a lesser extent, commercial real estate loans, is a key element of our strategy of maintaining a high loan-to-asset level on our balance sheets. When we purchase loans or participations, we follow the loan underwriting and approval policies that apply to the origination of the type of loan being purchased. During the year ended December 31, 2015, we purchased a total of $6.1 million of “jumbo” residential loans, on a servicing-released basis, $1.8 million of automobile loans from a local credit union, and $732,000 of commercial and industrial loans. At December 31, 2015, we had $1.9 million of participations purchased, all of which were secured by real estate or USDA guarantees. We may also sell participation interests in loans that we originate and retain the servicing and lead position on the credit. This generally occurs when a loan or relationship either exceeds our lending limits or we determine that it would be prudent to reduce our credit risk exposure with respect to the particular relationship. At December 31, 2015, we had $3.6 million of participations sold.

The following table sets forth our loan originations, purchases and principal repayment activities during the periods indicated. We originated for sale and sold $3.5 million, $2.0 million, $0, and $12.0 million, respectively, of loans during the years ended December 31, 2015, 2014, 2013, and 2012.

	Years Ended December 31,
	2015	2014	2013	2012
	(In thousands)

Total loans at beginning of period	$144,417	$133,578	$113,616	$109,791

Loans originated:
Real estate loans:
One- to four-family residential(1)	23,607	16,977	21,241	25,094
Commercial	8,060	3,274	4,978	7,735
Multi-family	9,306	1,150	4,500	838
Home equity loans and lines of credit	1,773	1,710	703	775
Construction	25,628	18,285	8,079	7,672
Total real estate	68,374	41,396	39,501	42,114
Commercial and industrial loans	3,634	983	861	17
Consumer loans	108	46	54	167
Total loans	72,116	42,425	40,416	42,298

Loans purchased:
Real estate loans:
One- to four-family residential(2)	6,066	9,435	11,037	-
Commercial	-	-	-	-
Multi-family	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Construction	-	-	-	-
Total real estate	6,066	9,435	11,037	-
Commercial and industrial loans	732	-	-	596
Consumer loans	1,760	1,410	-	958
Total loans	8,558	10,845	11,037	1,554

Other:
Principal repayments /loans sold	(40,782)	(33,974)	(28,225)	(37,593)
Unadvanced funds on originations	(13,149)	(8,457)	(2,481)	(2,356)
Transfers to other real estate owned	-	-	(785)	(78)

Net loan activity	26,743	10,839	19,962	3,825
Total loans at end of period	$171,160	$144,417	$133,578	$113,616

(1) Includes $5.3 million, $4.9 million, $5.0 million, and $7.7 million of non-owner occupied residential real estate loans at December 31, 2015, 2014, 2013, and 2012, respectively.

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

Troubled Debt Restructurings. During the financial crisis, we were aggressive in our efforts to identify borrower weaknesses and to structure modifications to qualified borrowers in order to help them during periods of financial difficulty. These modifications were either temporary or permanent. Borrowers were granted modifications after a detailed analysis of their current financial situation and future expectations. We modified loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal on loans or extend the maturity on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates) or to provide for temporary interest-only terms, or to forgive or defer the payment of interest. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Since 2009, the Bank has modified approximately 20 loans, primarily owner-occupied residential loans, some of which did not meet the definition of a troubled debt restructuring. At December 31, 2015, we had 12 loans remaining totaling $6.4 million that were designated as troubled debt restructurings. Of these loans, one loan totaling $1.4 million was included in our non-performing loans at such date because it was not performing in accordance with its modified terms. This loan was also classified as substandard at that date. Four other loans designated as troubled debt restructurings, were classified as substandard on December 31, 2015, but were contractually performing at that date. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be upgraded from its classified and / or non performing status. Any loan categorized as a troubled debt restructuring will continue to retain that designation through the life of the loan, even if the loan is performing under its original contractual terms.

During January of 2016, a loan classified as a troubled debt restructuring totaling $1.4 million was paid off. We received payment in full for the principal balance due.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For

	30-59	60-89	90 Days or
	Days	Days	More
	Past Due	Past Due	Past Due

At December 31, 2015	(In Thousands)
Real estate loans:
One- to four-family residential(1) (2)	$1,088	$18	$1,393
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit		59	-
Construction	-	-	-
Total real estate	1,088	77	1,393
Commercial and industrial loans	-	-	-
Consumer loans	16	-
Total loans	$1,104	$77	$1,393

At December 31, 2014
Real estate loans:
One- to four-family residential(1) (2)	$728	$-	$1,393
Commercial	-	-	-
Multi-family	938	-	-
Home equity loans and lines of credit	-	53	-
Construction	-	-	-
Total real estate	1,666	53	1,393
Commercial and industrial loans	-	-	-
Consumer loans	9	-	-
Total loans	$1,675	$53	$1,393

At December 31, 2013
Real estate loans:
One- to four-family residential(1) (2)	$-	$240	$2,075
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit			-
Construction	-	-	-
Total real estate	-	240	2,075
Commercial and industrial loans	-	-	-
Consumer loans	-	-
Total loans	$-	$240	$2,075

At December 31, 2012
Real estate loans:
One- to four-family residential(1) (2)	$388	$1,488	$2,688
Commercial	842	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	108	-	-
Construction	-	-	-
Total real estate	1,338	1,488	2,688
Commercial and industrial loans	-	-	-
Consumer loans	-	-	-
Total loans	$1,338	$1,488	$2,688

At December 31, 2011
Real estate loans:
One- to four-family residential(1) (2)	$705	$398	$280
Commercial		-	-
Multi-family	-	-	-
Home equity loans and lines of credit	231	-	-
Construction	-	-	-
Total real estate	936	398	280
Commercial and industrial loans	-	-	-
Consumer loans	37	5	-
Total loans	$973	$403	$280

(1) There were no delinquent non-owner occupied residential real estate loans at December 31, 2015, 2014, 2013, 2012, or 2011.

(2) During January of 2016, the loan delinquent 90 days or more past due totaling $1.4 million was paid off.

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

The following table sets forth our amounts of classified assets and assets designated as special mention at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(In Thousands)

Classified assets:
Substandard:
Loans(1)	$4,481	$2,331	$6,604	$9,451	$7,598
Securities	115	138	182	247	337
Other real estate owned	-	-	-	245	1,463
Total substandard	4,596	2,469	6,786	9,943	9,398
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Other real estate owned	-	-	-	-	-
Total classified assets	$4,596	$2,469	$6,786	$9,943	$9,398
Special mention	$592	$3,165	$434	$539	$4,553

(1)	Includes non-accruing loans that are more than 90 days past due.

The increase in classified assets from December 31, 2014 to December 31, 2015 was due to the downgrade of four loans totaling $3.1 million, partially offset by the upgrade of one loan of $938,000, as a result of sustained performance with original or modified terms, and contractual amortization.

Non-Performing Assets. Non-performing assets remained flat at $1.4 million, or 0.67% of total assets, at December 31, 2015, compared to 0.75% of total assets, at December 31, 2014. These remaining non-performing assets were comprised of two owner occupied one- to four-family residential loans. At December 31, 2015, one of the Bank’s non-performing loans was current for contractual payments per its agreement.

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

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$1,410	$1,419	$2,344	$4,666	$2,165
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	8	-	-
Construction	-	-	-	-	-
Total real estate	1,410	1,419	2,352	4,666	2,165
Commercial and industrial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total non-accrual loans	1,410	1,419	2,352	4,666	2,165

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Total real estate	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Consumer loans		-		-	-
Total accruing loans past due 90 days or more	-	-	-	-	-
Total of nonaccrual loans and accruing loans	1,410	1,419	2,352	4,666	2,165
90 days or more past due

Other real estate owned:
One- to four-family residential	-	-	-	245	722
Commercial	-	-	-	-	561
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	180
Construction	-	-	-	-	-
Total other real estate owned	-	-	-	245	1,463
Other non-performing assets	-	-	-	-	-
Total non-performing assets	1,410	1,419	2,352	4,911	3,628

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	4,272	5,180	3,908	3,628	4,594
Commercial	679	695	703	709	1,480
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	59	53	-	-	-
Total real estate	5,010	5,928	4,611	4,337	6,074
Commercial and industrial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total troubled debt restructurings	5,010	5,928	4,611	4,337	6,074

Total non-performing loans and troubled debt restructurings	$6,420	$7,347	$6,963	$9,248	$9,702

Non-performing loans to total loans	0.82%	0.98%	1.76%	4.11%	1.97%
Non-performing assets to total assets	0.67%	0.75%	1.37%	2.85%	2.13%
Non-performing assets and troubled debt restructurings	3.05%	3.91%	4.06%	5.36%	5.70%
to total assets

(1)	There were no non-performing non-owner occupied residential real estate loans at December 31, 2015, 2014, 2013, 2012 or 2011.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at December 31, 2015, 2014, 2013, 2012 or 2011.

Interest income that would have been recorded for the years ended December 31, 2015 and December 31, 2014, had non-accruing loans been current according to their original terms amounted to $39,000. Interest of approximately $1,000 related to these loans was included in interest income for the years ended December 31, 2015 and December 31, 2014.

Non-performing loans totaled $1.4 million at December 31, 2015, and consisted of two loans, both owner occupied one-to-four family residential mortgage loans. Our largest non-performing loan was a $1.4 million one-to four- family residential loan secured by property located in Connecticut that was in foreclosure proceedings at December 31, 2015. We had no non-performing commercial real estate and multi-family loans at December 31, 2015. We had no foreclosed real estate at December 31, 2015.

During January of 2016, the largest non-performing loan totaling $1.4 million was paid off. We received payment in full for the principal balance due.

Other Loans of Concern. There were no other loans at December 31, 2015 or December 31, 2014, that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)

Allowance at beginning of period	$743	$742	$788	$869	$1,077

Charge offs:
Real estate loans:
One-to four-family residential (1)	-	-	48	142	259
Commercial	-	-	-	-	135
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	82
Commercial business loans	-	-	-	-	-
Consumer loans	1	-	3	6	14
Total charge-offs	1	-	51	230	408

Recoveries:
Real estate loans:
One-to four-family residential		1
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	5	-	-
Total recoveries	-	1	5	-	-

Net (charge-offs) recoveries	(1)	1	(46)	(230)	(408)
Transfer for off-balance sheet loan commitments	-	-	-	(7)	-

Provision for loan losses	144	-	-	156	200
Allowance at end of period	$886	$743	$742	$788	$869

Allowance to non-performing loans at the end of the period	62.84%	52.36%	31.55%	16.89%	40.14%
Allowance to total loans outstanding at the end of the period	0.52%	0.51%	0.56%	0.69%	0.79%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.04%	0.21%	0.37%

(1)	There were no charge-offs related to non-owner occupied residential real estate loans during any of the periods presented.

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

	At December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$373	61.27%	$362	66.78%	$323	69.16%	$362	67.07%	$327	64.26%
Commercial	146	12.76	134	12.05	195	14.51	152	13.84	137	11.54
Multi-family	62	9.67	36	7.04	51	7.40	35	6.01	197	7.25
Home equity loans and lines of credit	14	1.22	27	1.98	30	2.98	46	4.18	43	5.64
Construction	216	10.96	121	8.36	49	2.63	50	4.41	49	7.31
Commercial and industrial loans	13	2.32	8	2.08	16	1.87	7	1.90	9	1.55
Consumer loans	30	1.80	21	1.71	21	1.45	39	2.59	42	2.45
Total allocated allowance	854	100.00%	709	100.00%	685	100.00%	691	100.00%	804	100.00%
Unallocated	32		34		57		97		65
Total allowance for loan losses	$886		$743		$742		$788		$869

(1) Includes $76,000, or 8.58% of the allowance for loan losses, $64,000, or 8.61% of the allowance for loan losses, $62,000, or 8.36% of the allowance for loan losses, and $67,000, or 8.50% of allowance for loan losses, and $80,000, or 9.21% of allowance for loan losses, allocated to non-owner occupied residential loans at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

At December 31, 2015, our allowance for loan losses represented 0.52% of total loans and 62.84% of non-performing loans, and at December 31, 2014, our allowance for loan losses represented 0.51% of total loans and 52.36% of non-performing loans. There were $1,000 in charge-offs during the year ended December 31, 2015 and $1,000 in recoveries during the year ended December 31, 2014.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the Massachusetts Commissioner of Banks and FDIC will periodically review our allowance for loan losses. The regulators may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of the operations.

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

Our investment policy provides that permissible investments represent at least 10% and not more than 40% of our total assets, and that holdings of any individual security issue, unless expressly permitted, be limited to $2.0 million. Our investment policy also requires that our investment portfolio meet certain diversification requirements, with U.S. Treasury, U.S. government and agency securities and overnight investments permitted up to 100% of our portfolio, U.S. agency step-up obligations permitted up to 25% of our portfolio, MBSs issued by U.S. government agencies permitted up to 25% of our portfolio, CMOs issued by Ginnie Mae permitted up to 10% of our portfolio, rated general obligation bank-qualified municipal obligations permitted up to 35% of our Tier 1 capital, corporate bonds permitted up to 40% of Tier 1 capital, preferred stock permitted up to 15% of Tier 1 capital, and equities (subject to applicable Massachusetts and FDIC regulations) permitted up to 100% of Tier 1 capital, mutual funds permitted up to 10% of our portfolio. Our policy also establishes limitations on securities issued by any one issuer, industry diversification requirements and limitations on mutual funds managed by any one firm or manager. At December 31, 2015, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, except for $115,000 in mortgage-backed securities that were acquired when our holdings in the Shay Mortgage Fund were redeemed in kind, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

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

Our current investment policy does not permit hedging activities, such as futures, options or swap transactions; coupon stripping; gains trading; short sales; securities lending; “when issued” securities trading; “pair-offs;” corporate or extended settlements other than in the normal course of business; repositioning repurchase agreements; purchasing securities on margin; trading with the intent to capture changes in price over 60 days or less; or other investment activities defined as “unsuitable investment practices” in applicable FDIC policy statements.

U.S. Government and Agency Obligations. At December 31, 2015, we had U.S. government and agency securities with a carrying value of $6.3 million, which constituted 38% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities and Collateralized Mortgage Obligations. At December 31, 2015, we had mortgage-backed securities with a carrying value of $8.0 million, which constituted 48% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pilgrim Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Municipal Securities. At December 31, 2015, we had municipal securities with a carrying value of $2.4 million, which constituted 15% of our securities portfolio. All of our current municipal securities are issued by municipalities in Massachusetts and have maturities not in excess of 15 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Investment Certificates of Deposit With Other Institutions. We invest in certificates of deposit with insured financial institutions in order to increase yields on short-term investments and manage the maturity of our investment portfolio. At December 31, 2015, we had $1.1 million in certificates of deposit with other institutions.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $971,000 at December 31, 2015. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Other Securities. At December 31, 2015, we had $384,000 invested in The Co-operative Central Bank reserve fund. The Co-operative Central Bank reserve fund is an illiquid investment.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2015, our balance in bank-owned life insurance totaled $2.3 million and was issued by one insurance company.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our available-for-sale and held-to-maturity securities portfolio (excluding Federal Home Loan Bank of Boston common stock) at the dates indicated. Securities available-for-sale are carried at fair value.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$6,339	$6,311	$1,985	$1,975	$2,460	$2,322
State and political subdivisions	2,456	2,444	3,258	3,233	4,447	4,372
Mortgage-backed securities	7,908	7,801	6,606	6,559	6,148	6,020
Mutual funds(1)	-	-	-	-	782	782
Total securities available-for-sale	$16,703	$16,556	$11,849	$11,767	$13,837	$13,496

Securities held-to-maturity:
Debt securities:
U.S. government and agency securities	$-	$-	$-	$-	$26	$25
State and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	120	155	149	196	228	259
Total securities held-to-maturity	$120	$155	$149	$196	$254	$284

Certificates of deposit with other institutions	$1,087	$1,086	$2,575	$2,578	$4,511	$4,518

(1) We redeemed all of the mutual funds that we held in January 2014.

At December 31, 2015, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of total stockholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2015. Securities available-for-sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$-	-%	$5,839	1.19%	$-	%	$500	3.00%	$6,339	1.33%	$6,311
State and political subdivisions	291	4.25%	558	2.00%	1,348	3.01%	259	3.00%	2,456	2.93%	2,444
Mortgage-backed securities	-	-%	1,596	2.43%	3,629	2.55%	2,683	2.76%	7,908	2.60%	7,801
Total securities available-for-sale	$291	4.25%	$7,993	1.49%	$4,977	3.64%	$3,442	2.81%	$16,703	2.15%	$16,556

Securities held-to-maturity:
Debt securities:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$120	4.50%	$120	4.50%	$155
Total securities held-to-maturity	$-	-%	$-	%	$-	-%	$120	4.50%	$120	4.50%	$155

Certificates of deposit with other institutions	$1,087	0.75%	$-	%	$-	-%	$-	-%	$1,087	0.75%	$1,086

Securities portfolio activity. The following table sets forth the purchase, sale and repayment activity in our securities portfolio during the periods indicated.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)

Total at beginning of period	$14,491	$18,261	$26,844

Purchases of:
U.S. government and agency securities	4,641	2,378	1,959
State and political subdivisions	-	880	336
Mortgage-backed securities	3,956	-	1,602
Reinvestment of interest on certificates of deposit	12	6	19

Deduct:
Principal repayments	(2,900)	(1,355)	(1,881)
Sales of:
U.S. government and agency securities	-	(478)	-
State and political subdivisions	(418)	(1,388)	-
Mortgage-backed securities	-	(594)	(3,564)
Mutual fund	-	(782)	-
Maturities of securities	(365)	(650)	(75)
Maturities of certificates of deposit	(1,500)	(1,942)	(6,238)
Write-downs (OTTI)	(3)	(12)	(247)
Amortization of securities, net	(86)	(92)	(120)
Change in unrealized net (loss) gain	(65)	259	(374)

Net activity	3,272	(3,770)	(8,583)

Total at end of period	$17,763	$14,491	$18,261

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold any, internet deposits, and we do not accept deposit accounts opened on-line. In 2015, we began to use brokered deposits as a funding source for lending and investment activities. We have established an internal policy limit on brokered deposits as the lower of $20.0 million or 10% of total deposits. At December 31, 2015, brokered deposits totaled $7.3 million, or 4.3% of total deposits. At December 31, 2015, our core deposits, which are deposits other than certificates of deposit, were $86.1 million, representing 50.8% of total deposits.

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

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates as consumers become more conscious of interest rates.

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$14,130	9.25%	-%	$15,718	10.23%	-%	$10,997	7.12%	-%
Money market	30,859	20.20	0.38	35,681	23.23	0.38	39,799	25.76	0.41
Savings	18,663	12.21	0.18	16,545	10.77	0.20	17,323	11.21	0.20
NOW accounts	19,700	12.89	0.08	18,667	12.15	0.10	17,390	11.26	0.11
Certificates of deposit	69,453	45.45	1.23	66,992	43.62	1.25	68,985	44.65	1.29
Total deposits	$152,805	100.00%	0.74%	$153,603	100.00%	0.74%	$154,494	100.00%	0.72%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(In thousands)

Beginning balance	$151,010	$153,732	$156,653
Net additions (withdrawals) before interest credited	17,342	(3,745)	(4,031)
Interest credited	1,020	1,023	1,110
Net increase (decrease) in deposits	18,362	(2,722)	(2,921)
Ending balance	$169,372	$151,010	$153,732

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Interest Rate Range:
Less than 1.00%	$23,309	$32,205	$30,122
1.00% to 1.99%	56,578	28,668	25,075
2.00% to 2.99%	3,363	5,420	7,755
3.00% to 3.99%	-	190	1,520

Total	$83,250	$66,483	$64,472

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2015.

	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	More Than Four Years	Total	Percent of Total
		(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$20,243	$3,023	$43	$-	$-	$23,309	28.00%
1.00% to 1.99%	23,462	10,814	15,373	827	6,102	56,578	67.96
2.00% to 2.99%	1,253	297	1,813	-	-	3,363	4.04
3.00% to 3.99%	-	-	-	-	-	-	-

Total	$44,958	$14,134	$17,229	$827	$6,102	$83,250	100.00%

As of December 31, 2015, the aggregate amount of all our certificates of deposit in amounts equal to or greater than $100,000 was approximately $51.7 million. The following table sets forth the maturity of these certificates as of December 31, 2015.

At
December 31, 2015
(In thousands)
Maturity Period:
Three months or less	$5,233
Over three through six months	4,936
Over six through twelve months	19,923
Over twelve months	21,565
Total	$51,657

Borrowings. We may obtain advances from the Federal Home Loan Bank of Boston (FHLB) upon the security of certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2015, we had $8.5 million in outstanding advances from the FHLB. At December 31, 2015, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $55.3 million.

The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the periods indicated.

	At or For the Years Ended December 31,

	2015	2014	2013
	(Dollars in thousands)

Balance outstanding at end of period	$8,500	$5,000	$5,000
Average amount outstanding during the period	$8,804	$3,927	$4,101
Maximum outstanding at any month end	$12,500	$7,000	$7,084
Weighted average interest rate during the period	0.74%	1.09%	1.58%
Weighted average interest rate at end of period	1.12%	0.63%	1.27%

Subsidiary and Other Activities

Pilgrim Bank is the wholly-owned subsidiary of Pilgrim Bancshares, Inc. Pilgrim Bank has three wholly-owned subsidiaries. 48 South Main Street Corporation is a Massachusetts investment corporation formed to hold certain of our investment securities for tax purposes. 40 South Main Street Realty Trust is a Massachusetts realty trust formed to hold our main office. 800 CJC Realty Corporation is a Massachusetts realty trust formed to hold certain real estate owned, although it did not hold any property at December 31, 2015.

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

Personnel

As of December 31, 2015, we had 34 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

During 2015, The Federal Reserve Board amended its Small Bank Holding Company Policy Statement (the “Policy Statement”). Pursuant to the Policy Statement, the BASEL III capital rules do not apply to bank holding companies with less than $1 billion in total assets that meet certain criteria. As Pilgrim Bancshares Inc., meets the criteria specified in the Policy Statement, the Company is not subject to regulatory capital requirements on a consolidated basis.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation mandated regulations requiring that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

In 2015, the Commonwealth of Massachusetts adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks.

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

Dividends. A Massachusetts co-operative bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts co-operative bank with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends on the common stock without also declaring dividends on the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Dividends from Pilgrim Bancshares, Inc. may depend, in part, upon receipt of dividends from Pilgrim Bank. The payment of dividends from Pilgrim Bank would be restricted by federal law if the payment of such dividends resulted in Pilgrim Bank failing to meet regulatory capital requirements.

Parity Regulation. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. Beginning in April 2015, a Massachusetts bank must provide the Massachusetts Commissioner of Banks advance written notice prior to engaging in certain activities permissible for national banks, federal thrifts, or out-of-state banks.

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

Regulatory Enforcement Authority. Any Massachusetts co-operative bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has as authority to take possession of a bank and appoint a liquidating agent under certain conditions such as conducting business in an unsafe, unsound and or unauthorized manner. In addition, Massachusetts consumer protection and civil rights statutes applicable to Pilgrim Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Capital Requirements. The FDIC requires federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”) to meet minimum capital standards: a 4.5% common equity Tier 1 capital to risk-weighted assets ratio, a 6% Tier 1 to risk-weighted assets ratio, a 4% Tier 1 capital to total average assets leverage ratio, and a 8% total capital to risk-weighted assets ratio.

As noted, the risk-based capital standard requires the maintenance of common capital (also referred to as common equity Tier 1 capital), core capital (also referred to as Tier 1 capital) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.5%, 6.0% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core or Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. Common equity Tier 1 capital adjusts core or Tier 1 capital for several types of deferred tax assets and liabilities and significant investments in unconsolidated financial institutions. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary. At December 31, 2015, Pilgrim Bank’s capital exceeded all applicable requirements.

New Capital Rule. Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to the new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income (loss) in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

Pilgrim Bank has conducted an analysis of the application of these new capital requirements as of December 31, 2015. We have determined that Pilgrim Bank meets all of these new requirements, as if these new requirements had been in effect on that date.

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

Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new), a Tier 1 capital ratio of 8.0% (increased from 6.0%), a total capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. An institution that has a CET1 risk based capital ratio less than 4.5%, a Tier 1 risk based capital ratio less than 6.0%, a total risk based capital ratio less than 8.0% and a Tier 1 leverage ratio less than 4.0%, is considered to be undercapitalized. An institution that has a CET1 risk based capital ratio less than 3.0%, a Tier 1 risk based capital ratio less than 4.0%, a total risk based capital ratio less than 6.0% and a Tier 1 leverage ratio less than 3.0%, is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

Pilgrim Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2015. We have determined that Pilgrim Bank is well-capitalized under these new standards, as if these new requirements had been in effect on Pilgrim Bank at that date. See “—New Capital Rule.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was less than 1 basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Pilgrim Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Pilgrim Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Pilgrim Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Pilgrim Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2015, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on its stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50%, in 2013 equal to an annual yield of 0.38%, in 2014 equal to an annual yield of 1.49%, and in 2015 equal to an annual yield of 2.41%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Pilgrim Bank.

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

Capital. When it reaches $1 billion in total assets, Pilgrim Bancshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for Pilgrim Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all bank holding companies with total assets of $1 billion or more, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such bank holding companies are subject to regulatory capital requirements that are the same as the new capital requirements for Pilgrim Bank. These new capital requirements include provisions that, when applicable, might limit the ability of Pilgrim Bancshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Pilgrim Bancshares, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2015, and has determined that it would meet all of these new requirements, including the full 2.5% capital conservation buffer, and would remain well-capitalized, if these new requirements had been in effect on that date.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, Pilgrim Bank had no minimum tax credit carryforward.

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

Pilgrim Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2015 tax year, Pilgrim Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

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

ITEM 1B.          Unresolved Staff Comments

Not applicable.

ITEM 2.          Properties

The net book value of our premises, land and equipment was $6.8 million at December 31, 2015. The following table provides certain information with respect to our properties as of December 31, 2015.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

40 South Main Street Cohasset, MA 02025	Owned	2011	3,465	$2,547

Full Service Branches:

800 Chief Justice Cushing Highway Cohasset, MA 02025	Owned	2002	4,400	1,180

350-354 Front Street Marion, MA 02738	Owned(1)	2007	10,778	1,796

Other Properties:

48-50 South Main Street Cohasset, MA 02025	Owned(2)	1969	6,094	397

8 Brewster Road Cohasset, MA 02025	Owned(3)	2008	2,064	355

(1)	We occupy approximately 2,500 square feet, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(2)	We occupy approximately 1,900 square feet for our Operations Department, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(3)	The Brewster Road property is currently vacant and is on the market for sale.

ITEM 3.          Legal Proceedings

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2015, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.          Mine Safety Disclosure.

Not applicable.

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “PLRM.” The number of holders of record of Pilgrim Bancshares, Inc.’s common stock as of March 15, 2016, was 197. Certain shares of Pilgrim Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Pilgrim Bancshares, Inc. began trading on the OTC Pink Marketplace on October 13, 2014. Accordingly, there is no market information for the periods prior to such date.

The following table sets forth the high and low closing bid prices per share of common stock for the period indicated.

Year Ended December 31, 2015	High	Low	Dividends
Quarter ended March 31, 2015	$11.18	$10.85	$0.00
Quarter ended June 30, 2015	$12.80	$11.09	$0.00
Quarter ended September 30, 2015	$12.75	$11.86	$0.00
Quarter ended December 31, 2015	$13.15	$12.01	$0.00

Year Ended December 31, 2014	High	Low	Dividends
Quarter ended December 31, 2014	$11.15	$10.73	$0.00

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

(c)        Use of Proceeds. Not applicable.

(d)        Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)        Stock Repurchases. On November 24, 2015, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 89,903 shares of the Company’s common stock, equal to 4.0% of the Company’s outstanding common stock.

The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2015.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
November 1 through November 30, 2015	0	$0.00	0	89,903
December 1 through December 31, 2015	23,100	$12.89	23,100	66,803

(f)        Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.          Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Pilgrim Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2015 and December 31, 2014 and our results of operations for the years ended December 31, 2015 and December 31, 2014. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges on deposit accounts, loan servicing income, rental income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Noninterest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. We expect our return on equity to remain relatively low until we are able to fully leverage the capital that we received from our offering in 2014.

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

The result of these efforts was an expansion in our non-owner occupied residential portfolio and our portfolio of construction and renovation loans related to non-owner occupied residential properties. The business cycles of these customers naturally led them to engage in larger projects, and we responded by developing multi-family loan products, and related construction and renovation loan products, to offer to these customers. Accordingly, a significant portion of our portfolio consists of high-quality non-owner occupied residential loans, construction loans and multi-family loans, We historically have had a significant construction lending portfolio, and expect this trend to continue into 2016.

Our principal objective is to distinguish ourselves in our market area by improving our offering of customized and diverse products and superior customer service to customers, maintaining our commitment to community involvement, developing market niches and exploring new lines of business and growth opportunities while adhering to a sound financial plan that provides for strong capital position and profits and asset growth sufficient to allow us to provide for the financial needs of our customers. We believe that our primary competitive advantage is and will continue to be our motivation to create relationships rather than “one product” customers, and that the first step in beginning a banking relationship is exhibiting the flexibility to customize products and services, particularly loan products, to meet the specific needs of the customer. We believe that, in our market area, this can be accomplished by working with customers to extend credit, within prudent and conservative guidelines, in situations where characteristics of non-conforming loans may be present, with particular focus on “jumbo” loans. We strive to provide friendly, knowledgeable, courteous and professional services as we invite current and potential customers to “Discover the Pilgrim Difference.”

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

Prudently and opportunistically grow our earnings base by leveraging the expertise and contacts of our current lending staff and by hiring additional lending personnel with extensive experience in our market area and in the Boston area. We believe that in order to increase our income and profitability, we must focus on continuing to grow our earnings base, particularly our loan portfolio. We intend to continue to grow our balance sheet through increased originations of one-to four family residential real estate, including conventional non-conforming and jumbo loans, on which we have historically focused. Specifically, we intend to increase our marketing efforts, inside and outside our current market area, foster deposit relationships as we increase core deposits, and develop mortgage products customized to serve the needs of our customer base, including “jumbo” loans, non-conforming residential loans, non-owner occupied residential loans and rehabilitation-to-permanent loans. We believe that a significant portion of our loan growth over the past several years was the direct result of relationships between borrowers and experienced lending staff that we hired in connection with our decision to enter into commercial real estate and multi-family lending. We intend to continue to leverage the business relationships of these lenders, and also to hire additional lenders with experience in our market area and the greater Boston area to obtain additional relationships in these communities and to complement our existing staff. To better serve and expand our customer base we intend to develop and continually review a pricing model coupled with customized terms that will attract prospective customers, particularly homeowners and investors in non-owner occupied residential and multi-family property and commercial real estate.

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

Continue to expand our traditional originations of one- to four-family residential mortgage loans, customize non-conforming and jumbo mortgage loans to suit the needs of our customer base, foster multiple-loan relationships and market our niche non-owner occupied rehabilitation-to-permanent loans. Although we believe that we must increase non-residential lending in order to grow, increase profitability and diversify our portfolio, we also recognize that we have developed our reputation in our market area based on a tradition of conventional residential real estate mortgage lending. We believe that one- to four-family lending is essential to maintaining customer relations and our status as a community-oriented bank, and also creates invaluable ties to the communities that we serve. While expanding our conventional mortgage activities in our market area and in nearby Boston is important to our growth as well as our asset/liability and interest rate risk management, we recognize that, in order to fully serve the customers in our market area, we must increase our originations of “jumbo” loans, loans where one or more characteristics of non-conforming loans, such as high debt-to-income ratios, are present but mitigated by other factors such as low loan-to-value ratios, and our niche rehabilitation-to-permanent loans in order to meet the needs of customers in our market area, subject to prudent credit risk management and underwriting policies. We also believe that retention and servicing of the loans that we originate, particularly residential mortgage loans, is important to maintaining our status as a community-focused institution and preserving customer relationships. Accordingly, we intend to continue to retain in our portfolio the majority of the loans that we originate. We do not originate one- to four-family residential or other loans specifically for resale or rely on the sale of loans to generate noninterest income, and do not intend to do so in the future. However, we recognize that a policy of selling and purchasing select loans will allow us to supplement our interest income and, more importantly, manage interest rate risk. As we have done in the past, we will evaluate opportunities to sell certain long-term fixed-rate one- to four-family loans and to purchase quality residential real estate loans when such activities fulfill our asset/liability, interest rate risk and credit risk needs.

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

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Specifically, we have implemented procedures to perform internal reviews of selected loans based on risk features and dollar volume. We have instituted a risk-rating matrix to appropriately identify potential risks and rate loans based on key risk characteristics. Additionally, we have implemented a policy that requires a third-party independent loan review of at least 25% of our commercial real estate, multi-family, non-owner occupied residential and construction portfolio, with a focus on new relationships, large dollar volume relationships, and identified problem loans. The loan review policy also requires a third-party review of a sample of loans originated by each loan officer. The third party reviewer provides an initial review of risk-rating conclusions and discusses its findings with management. The report is also presented to the board of directors. Final risk-rating conclusions are based on the third party reviewer’s independent research plus information provided by management. During the year ended December 31, 2015, a third party reviewed approximately $52.7 million, or approximately 78.4% of our commercial real estate, multi-family, non-owner occupied residential and construction loan portfolio. The third party reviewer concurred with our internal risk ratings with respect to loans reviewed in its initial findings, based on dollar amount outstanding. Accordingly, management concluded that our improved internal reviews and risk rating procedures are effective in evaluating our credit risk. We believe that policies and procedures are only effective when implemented and monitored by qualified and dedicated personnel. Accordingly, we created the position of Assistant Vice President—Credit Analyst in 2011 and maintain a staff with experience managing commercial loan administration. We expect to hire additional credit administration and collections personnel as needed to support the planned growth of our loan portfolio. We also intend to continually enhance our loan underwriting, credit administration and collection procedures, and to implement improved credit risk management and asset-liability management techniques, such as portfolio stress testing, portfolio credit analysis, and credit decision monitoring matrices. Finally, we believe that focusing on commercial lending relationships with active management teams or owners and on complete banking relationships (instead of loan only relationships) will also mitigate some of the risks associated with commercial and industrial and consumer lending.

Credit risk management also applies to our investment philosophy. We continually monitor the investment portfolio for credit risk, with a quarterly formal review by our executive committee and our asset/liability committee, of any issuers that have heightened credit risk factors such as rating agency and analyst downgrades and declines in market valuation. We intend to replace maturing investments in 2016 as determined to be appropriate in accordance with our risk management policies, asset/liability analysis and our funding needs.

We believe that our credit risk and asset quality management initiatives have been effective and, as long as we continually review, evaluate and enhance, as necessary, our policies and procedures, will continue to be effective in maintaining low levels of classified, non-performing and delinquent loans.

Develop a commercial and industrial loan origination platform in our market area, including developing an SBA loan program. Our primary immediate strategic focus will be to expand one- to four-family residential lending in our market area and increase commercial real estate, multi-family, non-owner occupied and construction lending. However, we believe that, because our market area is increasingly becoming home to a variety of small businesses in our communities that serve the residential population, it is important to develop a commercial and industrial loan origination platform as a secondary complimentary source of income in the medium term. We have actively participated as a lender under the SBA Section 504 lending program, and we are approved as a lender for the Section 7a SBA program. To expand commercial and industrial lending, we intend to target small- to mid-sized commercial clients, including retail businesses and medical and other professional practices, as well as construction firms and traditional commercial businesses, located in our market area; develop loan products that will satisfy the needs of small business borrowers in our market area; and expand SBA offerings in all areas of our market area. We believe that the development of a commercial and industrial lending platform will allow us to provide additional products and services to and deepen our banking relationships with our existing and future commercial customers, including customers engaged in commercial real estate, multi-family and construction industries, and the owners and employees of such businesses.

We intend to continue to pursue our business strategy, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. We have adopted a strategic plan to leverage the capital raised in the offering to increase our earnings base, especially the size of our loan portfolio, and therefore our profitability. In addition, growth of earning assets is essential to our future profitability, and we expect to incur expenses related to the implementation of our growth plan, including hiring initiatives, deposit generation campaigns and any future plans for expansion.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total Assets. Total assets increased $22.5 million, or 12.0%, to $210.5 million at December 31, 2015 from $188.0 million at December 31, 2014. The increase was primarily driven by an increase in net loans of $26.7 million and an increase in available for sale securities of $4.8 million.

Cash and Cash Equivalents and Time Deposits with Other Banks. Total cash and cash equivalents decreased $7.6 million or 41.7%, to $10.7 million at December 31, 2015 from $18.3 million at December 31, 2014. During 2015, excess liquidity was redeployed into loans. Time deposits with other banks decreased $1.5 million, or 57.8%, to $1.1 million at December 31, 2015 from $2.6 million at December 31, 2014. The decrease in time deposits with other banks reflected their maturation.

Net Loans. Net loans increased $26.7 million, or 18.5%, to $170.4 million at December 31, 2015 from $143.8 million at December 31, 2014. One-to-four-family residential real estate loans increased $8.4 million, or 8.7%, to $104.9 million at December 31, 2015 from $96.4 million at December 31, 2014, multifamily loans increased $6.4 million, or 62.8%, to $16.6 million at December 31, 2015 from $10.2 million at December 31, 2014, and construction loans increased $6.7 million, or 55.4%, to $18.8 million at December 31, 2015 from $12.1 million at December 31, 2014. Commercial real estate loans increased $4.4 million, or 25.6%, to $21.8 million at December 31, 2015 from $17.4 million at December 31, 2014, commercial and industrial loans increased $1.0 million, or 31.6%, to $4.0 million at December 31, 2015 from $3.0 million at December 31, 2014, and home equity loans and lines of credit decreased $761,000, or 26.7%, to $2.1 million at December 31, 2015 from $2.9 million at December 31, 2014. The Company originated $72.1 million and purchased $8.6 million of new loans during 2015. Partially offsetting the loan originations and purchases were $37.3 million of loan payoffs and amortizations, $3.5 million of mortgages sold to the FHLB, and $13.1 million of unadvanced funds on 2015 originations.

Investment Securities. Investment securities classified as available-for-sale increased $4.8 million or 40.7%, to $16.6 million at December 31, 2015 from $11.8 million at December 31, 2014, due to purchases of securities. Investment securities classified as held-to-maturity decreased $29,000, or 19.5%, to $120,000 at December 31, 2015 from $149,000 at December 31, 2014 due to payments and a write-down of $3,000. At December 31, 2015, investment securities classified as available-for-sale consisted primarily of debt securities issued by the U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and government-sponsored mortgage-backed securities, with a focus on suitable government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at December 31, 2015 increased $46,000, or 2.1%, compared to December 31, 2014 due to normal increases in cash surrender value.

Deposits. Deposits increased $18.4 million, or 12.2%, to $169.4 million at December 31, 2015 from $151.0 million at December 31, 2014. During the year ended December 31, 2015, demand deposits increased $1.3 million, or 9.4%, to $15.3 million from $14.0 million, NOW account deposits increased $2.0 million, or 10.0%, to $22.3 million from $20.3 million, savings accounts increased $2.5 million, or 14.9%, to $19.8 million from $17.3 million, money market accounts decreased $4.3 million, or 13.1%, to $28.7 million from $33.0 million, while certificates of deposit increased $16.8 million, or 25.2%, to $83.3 million from $66.5 million. Core deposits, which we consider to be our noninterest demand accounts, NOW accounts, savings accounts and money market accounts, increased $1.6 million, or 1.9%, to $86.1 million at December 31, 2015 from $84.5 million at December 31, 2014. The growth in certificates of deposit resulted from various promotional campaigns designed to attract new customers to the bank and grow IRA certificate of deposit balances during tax season. In addition, brokered deposits increased $7.3 million during the year ended December 31, 2015.

Borrowings and Other Liabilities. Federal Home Loan Bank advances increased $3.5 million, or 70%, to $8.5 million at December 31, 2015 from $5.0 million at December 31, 2014. Other liabilities, which include interest payable, accruals for employee benefits and medical plans, income taxes payable and normal accruals for expenses, increased $243,000, or 57.4%, to $666,000 at December 31, 2015 from $423,000 at December 31, 2014.

Total Stockholders’ Equity. Total stockholders’ equity increased $367,000, or 1.2%, to $32.0 million at December 31, 2015 from $31.6 million at December 31, 2014. The increase resulted from $654,000 of net income for the year ended December 31, 2015, partially offset by $298,000 of shares repurchased during the year ended December 31, 2015.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

General. The Company realized net income of $654,000 for the year ended December 31, 2015, compared to a net loss of $119,000 for the year ended December 31, 2014. The net loss for the year ended December 31, 2014, was primarily driven by a $725,000 contribution to the Pilgrim Bank Foundation, a $128,000 increase in the deferred tax valuation allowance, and $161,000 of incremental expense associated with being a publicly traded company.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income increased $900,000, or 14.9%, to $6.9 million for the year ended December 31, 2015. Interest on loans increased $916,000 for the year ended December 31, 2015. The increase was primarily driven by higher levels of average loans. The average balance of loans during the year ended December 31, 2015 increased $25.9 million to $158.8 million from $132.9 million for the year ended December 31, 2014. The average yield on loans decreased 12 basis points to 4.16% for the year ended December 31, 2015 from 4.28% for the year ended December 31, 2014. The average balance of lower yielding, interest-bearing deposits decreased $6.0 million to $9.6 million for the year ended December 31, 2015 from $15.6 million for the year ended December 31, 2014. The yield on investment securities (on a tax-equivalent basis) decreased 23 basis points to 2.04% for the year ended December 31, 2015 from 2.27% for the year ended December 31, 2014. The total earning asset yield increased 6 basis points to 3.78% for the year ended December 31, 2015 compared to 3.72% for the year ended December 31, 2014.

Interest Expense. Total interest expense increased $19,000, or 1.8%, to $1.1 million for 2015 from $1.1 million for 2014. Interest expense on interest-bearing deposit accounts was unchanged at $1.0 million for the years ended December 31, 2015 and 2014. The average rate paid on interest bearing deposits was 0.74% for the years ended December 31, 2015 and 2014. The average balance of interest bearing deposits increased $790,000, or 0.5%, to $138.7 million for the year ended December 31, 2015 from $137.9 million for the year ended December 31, 2014.

Interest expense on Federal Home Loan Bank of Boston advances increased $22,000 to $65,000 for the year ended December 31, 2015 from $43,000 for the year ended December 31, 2014. The average balance of FHLB advances increased $4.7 million to $8.6 million for 2015 from $3.9 million for 2014. The cost decreased 33 basis points to 0.76% for 2015 from 1.09% for 2014.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $881,000, or 17.7%, for the year ended December 31, 2015 from the year ended December 31, 2014. The increase resulted from an $900,000 increase in interest income partially offset by a $19,000 increase in interest expense. Average interest-earning assets increased to $183.4 million for the year ended December 31, 2015 from $162.2 million for 2014, and our net interest rate spread increased seven basis points to 3.04% for 2015 from 2.97% for 2014. Our net interest margin improved to 3.19% for 2015 from 3.06% for 2014. The improvement of our interest rate spread and net interest margin was primarily driven by a change in the composition of our interest-earning assets. Average loans increased $25.9 million during the year ended December 31, 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $144,000 for the year ended December 31, 2015, and no provision for the year ended December 31, 2014. The allowance for loan losses was $886,000 or 0.52% of total gross loans at December 31, 2015 compared to $743,000, or 0.51% of total gross loans at December 31, 2014. Total non-performing loans were $1.4 million at December 31, 2015 compared to $1.4 million at December 31, 2014. As a percentage of non-performing loans, the allowance for loan losses was 62.8% at December 31, 2015 compared to 52.4% at December 31, 2014. Total classified loans were $4.5 million at December 31, 2015 compared to $2.3 million at December 31, 2014. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at December 31, 2015 and 2014.

Noninterest Income. Noninterest income decreased $18,000, or 2.9%, to $597,000 for the year ended December 31, 2015 from $615,000 for the year ended December 31, 2014. The decline was primarily driven by lower levels of security gains. The net gain on sales and calls of securities was $29,000 for the year ended December 31, 2015, compared to $70,000 for the year ended December 31, 2014. Partially offsetting the decline, gain on sales of loans, net was $64,000 for the year ended December 31, 2015, compared to $49,000 for the year ended December 31, 2014.

Noninterest Expense. Noninterest expense decreased $349,000 to $5.2 million for the year ended December 31, 2015 from $5.6 million for the year ended December 31, 2014. The decrease was primarily driven by the absence of the one-time $725,000 charitable contribution to the Pilgrim Bank Foundation incurred in 2014. Partially offsetting the charitable contribution absence, salaries and employee benefits expense increased $218,000, professional fees increased $63,000 and occupancy expense increased $54,000.

Income Taxes. Income tax expense was $365,000 for the year ended December 31, 2015 compared to $66,000 for the year ended December 31, 2014. The effective tax rate as a percent of pre-tax income was 35.8% and 125.8% for the years ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate for 2015 was due to the absence of an increase in the valuation allowance resulting from the contribution to the Foundation in 2014. We performed an evaluation of our deferred tax assets at December 31, 2015 and December 31, 2014. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At December 31, 2015 and December 31, 2014, our deferred tax asset valuation allowance was $129,000, reducing our net deferred tax asset to $496,000 and $410,000, respectively, at those dates. At December 31, 2015, $83,000 of the deferred tax asset valuation allowance relates to uncertainty regarding the utilization of the $725,000 charitable contribution to the Pilgrim Bank Foundation. The deferred tax asset related to the charitable contribution expires during the year ended December 31, 2019. Approximately $46,000 of our net deferred tax asset at December 31, 2015 related to the $218,000 write-down of our mutual fund investment managed by Shay Financial. As a result of the termination of this mutual fund investment in January 2014, we must generate future capital gains in order to utilize this portion of our deferred tax asset, which expires during the year ending December 31, 2019.

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

	For the Years Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$158,758	$$6,599	4.16%	$132,897	$5,683	4.28%
Interest-earning deposits	9,613	30	0.31%	15,591	49	0.31%
Investment securities(2)	13,758	281	2.04%	12,670	288	2.27%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	1,241	21	1.77%	1,086	11	1.01%
Total interest-earning assets	183,370	6,931	3.78%	162,244	6,031	3.72%
Noninterest-earning assets	11,320			11,692
Total assets	$194,690			$173,936

Interest-bearing liabilities:
Savings accounts	$18,663	33	0.18%	$16,545	33	0.20%
NOW accounts	19,700	15	0.08%	18,667	19	0.10%
Money market accounts	30,859	116	0.38%	35,681	135	0.38%
Certificates of deposit	69,453	856	1.23%	66,992	836	1.25%
Total interest-bearing deposits	138,675	1,020	0.74%	137,885	1,023	0.74%
Federal Home Loan Bank advances	8,618	65	0.76%	3,927	43	1.09%
Total interest-bearing liabilities	147,293	1,085	0.74%	141,812	1,066	0.75%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	14,130			15,718
Other noninterest-bearing liabilities	1,305			340
Total noninterest-bearing liabilities	15,435			16,058
Total liabilities	162,728			157,870
Total stockholders' equity	31,962			16,066
Total liabilities and total stockholders' equity	$194,690			$173,936
Net interest income		$5,846			$4,965
Net interest rate spread(3)			3.04%			2.97%
Net interest-earning assets(4)	$36,077			$20,432
Net interest margin(5)			3.19%			3.06%
Average interest-earning assets to interest-bearing liabilities	124.49%			114.41%

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $34,000 and $38,000 was applied to tax-exempt income for the years ended December 31, 2015 and December 31, 2014, respectively using a tax rate of 34%.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2015 vs. 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In Thousands)
Interest-earning assets:
Loans	$1,070	$(154)	$916
Interest-earning deposits	(19)	-	(19)
Investment securities (1)	24	(31)	(7)
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	2	8	10
Total interest-earning assets	1,077	(177)	900

Interest-bearing liabilities:
Savings accounts	-	-	-
NOW accounts	1	(5)	(4)
Money market accounts	(18)	(1)	(19)
Certificates of deposit	30	(10)	20
Total interest-bearing deposits	13	(16)	(3)
Federal Home Loan Bank advances	30	(8)	22
Total interest-bearing liabilities	43	(24)	19

Change in net interest income	$1,034	$(153)	$881

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $34,000 and $38,000 was applied to tax-exempt income for the years ended December 31, 2015 and December 31, 2014, respectively, using a tax rate of 34%.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a two year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning January 1, 2016 resulting from potential changes in interest rates. The model is run at least quarterly showing shocks from +400bp to -400bp, although we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$6,439	0.59%
+300	6,416	0.23%
+200	6,442	0.63%
+100	6,443	0.65%
Level	6,401	—
-100	6,279	(1.91)%
-200	6,073	(5.14)%
-300	5,904	(7.77)%
-400	5,809	(9.25)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

The table below sets forth, as of December 31, 2015, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Pilgrim Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2015
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$30,363	$(13,553)	(30.86)%	14.92%	(4.93)%
+200	34,461	(9,455)	(21.53)%	16.49%	(3.36)%
+100	38,450	(5,466)	(12.45)%	17.94%	(1.91)%
0	43,916	—	—	19.85%	—
-100	46,724	2,808	6.39%	20.75%	0.90%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2015, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 6.39% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 12.45% decrease in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.3 million and $686,000 for the years ended December 31, 2015 and December 31, 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $30.5 million and $7.0 million for the years ended December 31, 2015 and December 31, 2014, respectively. During the year ended December 31, 2015, we purchased $8.6 million and sold $428,000 in securities held as available-for-sale, and during the year ended December 31, 2014, we purchased $3.3 million and sold $3.3 million in securities held as available-for-sale. Net cash provided by financing activities, consisting of the activity in deposit accounts and Federal Home Loan Bank advances for 2015 and 2014, and net proceeds from the Conversion in 2014, was $21.5 million and $15.6 million for the years ended December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $22.2 million, or 10.9% of average assets, which is above the required level of $10.2 million, or 5.0%; and total risk-based capital of $23.1 million, or 16.2% of risk-weighted assets, which is above the required level of $14.3 million, or 10.0%. Accordingly, Pilgrim Bank was categorized as well capitalized at December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2015, we had outstanding commitments to originate loans of $5.7 million and unadvanced funds on loans of $18.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2015 totaled $45.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 8.          Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.       Controls and Procedures

(a)     Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)    Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller or persons performing similar functions. The Code of Ethics may be accessed on the Bank’s website at ww.bankpilgrim.com.

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1 – Election of Directors.”

ITEM 11.           Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1 – Election of Directors.”

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Security Ownership of Certain Beneficial Owners” and “Proposal 1 – Election of Directors.”

ITEM 13.          Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and section captioned “Proposal 1 – Election of Directors.”

ITEM 14.          Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.          Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Reports of Independent Registered Public Accounting Firms;
(B)	Consolidated Balance Sheets at December 31, 2015 and 2014;
(C)	Consolidated Statements of Income (Loss) for the years ended December 31, 2015 and 2014;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014;
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014;
(G)	Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc. (1)
3.2	Bylaws of Pilgrim Bancshares, Inc. (1)
4	Form of Common Stock Certificate of Pilgrim Bancshares, Inc. (1)
10.1	Employment Agreement between Pilgrim Bank and Francis E. Campbell (2)
10.2	Change in Control Agreement between Pilgrim Bank and Christopher G. McCourt (2)
10.3	Change in Control Agreement between Pilgrim Bank and Joan A. MacIntye (2)
10.4	Pilgrim Bank Supplemental Executive Retirement Plan (2)
10.5	Pilgrim Bank Executive Annual Incentive Plan (2)
10.6	Pilgrim Bank Employee Stock Ownership Plan (2)
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-194485), initially filed March 11, 2014.
(2)	Incorporated herein by reference to the Quarterly Report on Form 10-Q (File No. 000-55290), filed November 11, 2014.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: March 28, 2016	By:	/s/ Francis E. Campbell
Francis E. Campbell, President and Chief Executive Officer (duly authorized representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Francis E. Campbell	President and Chief Executive Officer and	March 28, 2016
Francis E. Campbell	Chairman of the Board (Principal Executive Officer)

/s/ Christopher G. McCourt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2016
Christopher G. McCourt

/s/ Melissa J. Browne	Director	March 28, 2016
Melissa J. Browne

/s/ J. Michael Buckley	Director	March 28, 2016
J. Michael Buckley

/s/ Steven T. Golden	Director	March 28, 2016
Steven T. Golden

/s/ Ronald H. Goodwin	Director	March 28, 2016
Ronald H. Goodwin

/s/ Mary E. Granville	Director	March 28, 2016
Mary E. Granville

/s/ Charles J. Humphreys	Director	March 28, 2016
Charles J. Humphreys

/s/ Brian W. Noonan	Director	March 28, 2016
Brian W. Noonan

/s/ Joseph P. Reilly	Director	March 28, 2016
Joseph P. Reilly

EXHIBIT INDEX

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income (Loss); (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pilgrim Bancshares, Inc.

Cohasset, Massachusetts

We have audited the accompanying consolidated balance sheet of Pilgrim Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of income (loss), comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim Bancshares, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes
Limited Liability Company

Peabody, Massachusetts

March 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pilgrim Bancshares, Inc.

Cohasset, Massachusetts

We have audited the accompanying consolidated balance sheet of Pilgrim Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of income (loss), comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim Bancshares, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.
Shatswell, MacLeod & Company, P.C.

Peabody, Massachusetts

March 24, 2015

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$2,351	$1,938
Interest-bearing demand deposits with other banks	8,319	16,357
Total cash and cash equivalents	10,670	18,295
Interest-bearing time deposits with other banks	1,087	2,575
Investments in available-for-sale securities (at fair value)	16,556	11,767
Investments in held-to-maturity securities (fair value of $155 at December 31, 2015, and $196 at December 31, 2014)	120	149
Federal Home Loan Bank stock, at cost	971	694
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $886 at December 31, 2015, and $743 at December 31, 2014	170,427	143,774
Premises and equipment, net	5,177	5,409
Investment in real estate, net	1,578	1,623
Accrued interest receivable	508	447
Deferred income tax asset, net	496	410
Bank-owned life insurance	2,276	2,230
Other assets	257	278
Total assets	$210,507	$188,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$15,290	$13,978
Interest-bearing	154,082	137,032
Total deposits	169,372	151,010
Federal Home Loan Bank advances	8,500	5,000
Other liabilities	666	423
Total liabilities	178,538	156,433
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,224,489 shares issued at December 31, 2015 and 2,247,589 shares issued at December 31, 2014	22	22
Additional paid-in capital	20,466	20,770
Retained earnings	13,253	12,599
Unearned compensation - ESOP (167,819 shares unallocated at December 31, 2015 and 173,813 shares unallocated at December 31, 2014)	(1,679)	(1,738)
Accumulated other comprehensive loss	(93)	(51)
Total stockholders' equity	31,969	31,602
Total liabilities and stockholders' equity	$210,507	$188,035

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except share and per share data)

	Years ended December 31,
	2015	2014

Interest and dividend income:
Interest and fees on loans	$6,599		$5,683
Interest on debt securities:
Taxable	181		177
Tax-exempt	66		73
Other interest and dividends	51		60
Total interest and dividend income	6,897		5,993
Interest expense:
Interest on deposits	1,020		1,023
Interest on Federal Home Loan Bank advances	65		43
Total interest expense	1,085		1,066
Net interest and dividend income	5,812		4,927
Provision for loan losses	144		-
Net interest and dividend income after provision for loan losses	5,668		4,927
Noninterest income:
Service charges on deposit accounts	120		119
Net gain on sales/calls of securities	29		70
Writedown of securities (includes losses of $3 and $12 for the years ended Decemenber 31, 2015 and 2014, respectivley, no amounts recognized in other comprehensive)	(3)		(12)
Gain on sales of loans, net	64		49
Rental income	258		262
Other income	129		127
Total noninterest income	597		615
Noninterest expense:
Salaries and employee benefits	3,035		2,817
Occupancy expense	533		479
Equipment expense	182		170
Data processing expense	394		380
Professional fees	374		311
FDIC assessment	140		129
Communications expense	117		118
Advertising and public relations expense	129		93
Insurance expense	76		73
Supplies expense	58		64
Contribution to Pilgrim Bank Foundation	-		725
Other expense	208		236
Total noninterest expense	5,246		5,595
Income (loss) before income taxes	1,019		(53)
Income tax expense	365		66
Net income (loss)	$654		$(119)

Weighted-average number of common shares outstanding:
Basic	2,076,337		na
Diluted	2,076,337		na

Earnings per share:
Basic	$0.31	$	na
Diluted	$0.31	$	na

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2015	2014

Net income (loss)	$654	$(119)
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(36)	330
Reclassification adjustment for net realized gains in net income (1)	(29)	(71)
Other comprehensive (loss) income before income tax effect	(65)	259
Income tax benefit (expense)	23	(96)
Other comprehensive (loss) income, net of tax	(42)	163
Comprehensive income	$612	$44

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income (loss) as follows: the pre-tax amount is included in net gain on sales/calls of securities, the tax expense in the amounts of $10,000 and $25,000 for the years ended December 31, 2015 and 2014, respectively, is included in income tax expense and the after tax amount is included in net income (loss).

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

(In Thousands, except share data)

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Loss	Total
Balance, December 31, 2013	-	$-	$-	$12,718	$-	$(214)	$12,504
Net loss	-	-	-	(119)	-	-	(119)
Proceeds from issuance of common stock for initial public offering, net of offering costs of $1,685	2,182,125	21	20,115	-	-	-	20,136
Issuance of common stock to Pilgrim Bank Foundation	65,464	1	654	-	-	-	655
Common stock acquired by ESOP (179,807 shares)	-	-	-	-	(1,798)	-	(1,798)
Common stock held by ESOP committed to be allocated (5,994 shares)	-	-	1	-	60	-	61
Other comprehensive income, net of tax effect	-	-	-	-	-	163	163
Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$(51)	$31,602
Net income	-	-	-	654	-	-	654
Shares purchased and retired	(23,100)	-	(298)	-	-	-	(298)
Common stock held by ESOP committed to be allocated (5,993 shares)	-	-	11	-	59	-	70
Other comprehensive loss, net of tax effect	-	-	-	-	-	(42)	(42)
Issuance costs related to initial public offering	-	-	(17)	-	-	-	(17)
Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$(93)	$31,969

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$654	$(119)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	144	-
Capitalized interest - interest-bearing time deposits	(12)	(6)
Amortization of securities, net	86	92
Net gain on sales/call of securities	(29)	(70)
Loans originated for sale	(3,544)	(2,039)
Proceeds from sales of loans originated for sale	3,608	2,088
Gain on sales of loans	(64)	(49)
Change in deferred origination fees, costs and discounts, excluding purchase discounts	(53)	(13)
Writedown of securities	3	12
Depreciation and amortization	339	335
Contribution of common stock to Pilgrim Bank Foundation	-	655
Increase in accrued interest receivable	(61)	(48)
Decrease (increase) in other assets	28	(56)
Increase in prepaid expenses	(92)	(37)
Decrease (increase) in income taxes receivable	85	(33)
Increase in income taxes payable	138	-
Deferred tax benefit	(63)	(141)
Increase in bank-owned life insurance	(46)	(49)
Stock based compensation expense	70	61
Increase in other liabilities	105	103

Net cash provided by operating activities	1,296	686

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	1,500	1,942
Purchase of Federal Home Loan Bank stock	(320)	(169)
Redemption of Federal Home Loan Bank stock	43	142
Purchases of available-for-sale securities	(8,597)	(3,258)
Proceeds from maturities/calls of available-for-sale securities	3,251	1,905
Proceeds from sales of available-for-sale securities	428	3,312
Proceeds from maturities held-to-maturity securities	33	100
Loan principal originations and collections, net	(18,186)	6
Loans purchased	(8,558)	(10,845)
Recoveries on loans previously charged off	-	1
Capital expenditures	(62)	(134)

Net cash used in investing activities	(30,468)	(6,998)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	1,595	(4,733)
Net increase in time deposits	16,767	2,011
Payments on Federal Home Loan Bank long-term advances	(1,000)	(1,500)
Proceeds from Federal Home Loan Bank long-term advances	8,500	-
Net change in short-term Federal Home Loan Bank advances	(4,000)	1,500
Proceeds from issuance of common stock	-	21,821
Issuance costs related to initial public offering	(17)	(1,685)
Purchase and retirement of common stock	(298)	-
Common stock acquired by ESOP	-	(1,798)

Net cash provided by financing activities	21,547	15,616

Net (decrease) increase in cash and cash equivalents	(7,625)	9,304
Cash and cash equivalents at beginning of period	18,295	8,991
Cash and cash equivalents at end of period	$10,670	$18,295

Supplemental disclosures:
Interest paid	$1,080	$1,069
Income taxes paid	205	240

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

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

At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Bank and the Company, and only in such event, each account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the adjusted qualifying account balances then held. The Company and the Bank may not pay dividends if those dividends would cause regulatory capital to be reduced below applicable capital requirements or the amount required to maintain its respective liquidation account amount. The conversion was accounted for as a change in corporate form with the historic basis of the Company’s and the Bank’s assets, liabilities and equity unchanged as a result.

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

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. At December 31, 2015 and 2014, the required reserve balance amounted to $828,000 and $753,000, respectively.

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

—	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders’ equity. They are merely disclosed in the notes to the consolidated financial statements.

—	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized.

—	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

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

FEDERAL HOME LOAN BANK STOCK:

The Company is required to own shares of capital stock in the Federal Home Loan Bank of Boston (FHLB) in order to borrow from the FHLB. The stock is carried at its cost and evaluated for impairment based on the ultimate recoverability of the cost basis of the FHLB stock.

LOANS HELD FOR SALE:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by a charge to income. No losses have been recorded.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual lives of the related loans.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, multi-family real estate, home equity loans and lines of credit, construction, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ended December 31, 2015 and 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are primarily collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction loans: Loans in this segment include land, speculative residential properties, investment, multifamily, rehab to permanent investment properties and owner occupied residential properties. Payment is derived from sale of the property or long term rental cash flows once converted to permanent financing. Credit risk is affected by cost overruns, time to sell at an adequate price, vacancies and market conditions.

Commercial and industrial loans: Loans in this segment are made to businesses, are generally secured by assets of the business and are primarily guaranteed by the United States Government. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans: Loans in this segment are primarily secured by automobiles and repayment is dependent on the credit quality of the individual borrower.

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial and industrial, commercial and multi-family real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, home equity loans and lines of credit and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The Company periodically may agree to modify the contractual terms of loans on a temporary or permanent basis. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

PREMISES AND EQUIPMENT AND INVESTMENT IN REAL ESTATE:

Land is stated at cost. Premises, investment in real estate and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises, investment in real estate and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on a straight-line basis over the estimated useful lives of the assets. Useful lives are dependent upon the nature and condition of the asset and range from one year to 40 years.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Accounting Standards Codification (ASC) 310-40, “Receivables - Troubled Debt Restructurings by Creditors." These properties are carried at their estimated fair value less estimated cost to sell. Subsequent to foreclosure or transfer, valuations are periodically performed by management and assets are carried at the lower of carrying amount or fair value less cost to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as an in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.

The Company classifies commercial loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. An in-substance repossession or foreclosure occurs, and the Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the Company to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2015. Interest and penalties, if any, are recorded as income tax expense.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

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

EARNINGS PER SHARE (EPS):

The Company has adopted the EPS guidance included in ASC 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, if presented, reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used. Because the formation of the Company was completed on October 10, 2014, earnings per share data is not meaningful for prior comparative periods and is therefore not presented.

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the year ended December 31, 2015 has been computed based on the following:

Year Ended
December 31, 2015
Net income (In thousands)	$654

Basic and diluted common shares:
Weighted average common shares outstanding	2,247,153
Less: Weighted average unallocated ESOP shares	(170,816)
Basic and diluted weighted average shares outstanding	2,076,337

Basic earnings per share	$0.31
Diluted earnings per share (1)	$0.31

(1) As of and during the year ended December 31, 2015, there were no potentially dilutive securities or contracts to issue common stock.

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In May 2014 and August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 31, 2017, and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently reviewing ASUs 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Under the extended transition period for an emerging growth company, the standard is effective for interim and annual reporting periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. Under the extended transition period for an emerging growth company, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Under the extended transition period for an emerging growth company, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangement.” The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. This ASU amends SEC paragraphs in the codification pursuant to the Staff Announcement at the June 18, 2015 Emerging Issue Task Force (“EITF”) meeting, to clarify that the staff “would not object” to an entity deferring and presenting these debt issuance costs as an asset and subsequently amortizing these costs ratably over the term of the lone-of-credit arrangement, regardless of whether there are outstanding borrowings on the line. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same manner.

2.	Simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
3.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
5.	Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
6.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
7.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the fiscal years beginning after December 15, 2019, or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows :

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$6,339	$6	$34	$6,311
Debt securities issued by states of the United States and political subdivisions of the states	2,456	7	19	2,444
Mortgage-backed securities	7,908	6	113	7,801
	$16,703	$19	$166	$16,556

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$1,985	$7	$17	$1,975
Debt securities issued by states of the United States and political subdivisions of the states	3,258	5	30	3,233
Mortgage-backed securities	6,606	24	71	6,559
	$11,849	$36	$118	$11,767

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
December 31, 2015:
Mortgage-backed securities	$120	$35	$-	$155
	$120	$35	$-	$155

December 31, 2014 :
Mortgage-backed securities	$149	$47	$-	$196
	$149	$47	$-	$196

The scheduled maturities of debt securities were as follows as of December 31, 2015:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$291	$-	$-
Due after one year through five years	6,383	-	-
Due after five years through ten years	1,331	-	-
Due after ten years	750	-	-
Mortgage-backed securities	7,801	120	155
	$16,556	$120	$155

During 2015, proceeds from sales of available-for-sale securities amounted to $428,000. Gross realized gains on those sales amounted to $10,000, and there were no gross realized losses during 2015. During 2014, proceeds from sales of available-for-sale securities amounted to $3,312,000. Gross realized gains on those sales amounted to $72,000 and gross realized losses amounted to $4,000. The tax expense applicable to these net realized gains for the years ended December 31, 2015 and 2014 amounted to $4,000 and $24,000, respectively.

As of December 31, 2015 and 2014, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$5,320	$21	$487	$13	$5,807	$34
Debt securities issued by states of the United States and political subdivisions of the states	-	-	912	19	912	19
Mortgage-backed securities	4,302	46	2,101	67	6,403	113
Total temporarily impaired securities	$9,622	$67	$3,500	$99	$13,122	$166

December 31, 2014 :
Debt securities issued by U.S. government corporations and agencies	$-	$-	$1,485	$17	$1,485	$17
Debt securities issued by states of the United States and political subdivisions of the states	950	8	1,232	22	2,182	30
Mortgage-backed securities	1,411	3	2,641	68	4,052	71
Total temporarily impaired securities	2,361	11	5,358	107	7,719	118
Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	3	-	3	-
Total temporarily impaired and other-than-temporarily impaired securities	$2,361	$11	$5,361	$107	$7,722	$118

As of December 31, 2015, investment securities with unrealized losses consist of 13 debt securities issued by U.S. government corporations and government-sponsored agencies, 5 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 27 government agencies and government sponsored enterprises and 1 private label. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

The following table summarizes other-than-temporary impairment losses on securities for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	Non-Agency	Non-Agency
	Mortgage-Backed	Mortgage-Backed
	Securities	Securities
	(In Thousands)

Total other-than-temporary impairment losses	$3	$12
Less: unrealized other-than-temporary losses recognized in other comprehensive income (1)	-	-
Net impairment losses recognized in earnings (2)	$3	$12

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.

(2) Represents the credit component of the other-than-temporary impairment on securities.

For the years ended December 31, 2015 and 2014, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of one non-agency mortgage-backed security. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,
	2015	2014
	(In Thousands)
Real estate loans:
One-to four- family residential	$104,861	$96,440
Commercial	21,848	17,401
Multi-family	16,559	10,171
Home equity loans and lines of credit	2,093	2,854
Construction	18,755	12,072
Commercial and industrial loans	3,964	3,012
Consumer loans:
Consumer lines of credit	20	21
Other consumer loans	3,060	2,446
	171,160	144,417
Net deferred loan origination fees, costs and discounts	153	100
Allowance for loan losses	(886)	(743)
Net loans	$170,427	$143,774

The following tables set forth information regarding the allowance for loan losses as of and for the years ended December 31:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2015:
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	11	12	26	(13)	95	5	-	10	(2)	144
Ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	352	146	62	14	216	13	1	29	32	865
Total allowance for loan losses ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Loans:
Ending balance:
Individually evaluated for impairment	$5,665	$679	$-	$59	$-	$-	$-	$-	$-	$6,403
Ending balance:
Collectively evaluated for impairment	99,196	21,169	16,559	2,034	18,755	3,964	20	3,060	-	164,757
Total loans ending balance	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$-	$171,160

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$323	$195	$51	$30	$49	$16	$1	$20	$57	$742
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	1	-	-	-	-	-	-	-	-	1
Provision (benefit)	38	(61)	(15)	(3)	72	(8)	-	-	(23)	-
Ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Ending balance:
Individually evaluated for impairment	$37	$-	$-	$-	$-	$-	$-	$-	$-	$37
Ending balance:
Collectively evaluated for impairment	325	134	36	27	121	8	1	20	34	706
Total allowance for loan losses ending balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743

Loans:
Ending balance:
Individually evaluated for impairment	$6,572	$695	$-	$53	$-	$-	$-	$-	$-	$7,320
Ending balance:
Collectively evaluated for impairment	89,868	16,706	10,171	2,801	12,072	3,012	21	2,446	-	137,097
Total loans ending balance	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$-	$144,417

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2015. Total loans to such persons and their companies amounted to $401,000 and $693,000 as of December 31, 2015 and 2014, respectively. During 2015, principal payments were $292,000 and there were no principal advances.

The following tables set forth information regarding nonaccrual loans and past-due loans:

							90 Days
			90 Days				or More
			or More	Total	Total		Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
December 31, 2015:
Real estate loans:
One- to four-family residential	$1,088	$18	$1,393	$2,499	$102,362	$104,861	$-	$1,410
Commercial		-	-	-	21,848	21,848	-	-
Multi-family	-	-	-	-	16,559	16,559	-	-
Home equity loans and lines of credit		59	-	59	2,034	2,093	-	-
Construction	-	-	-	-	18,755	18,755	-	-
Commercial and industrial loans	-	-	-	-	3,964	3,964	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	20	20	-	-
Other consumer	16	-		16	3,044	3,060		-
Total	$1,104	$77	$1,393	$2,574	$168,586	$171,160	$-	$1,410

December 31, 2014:
Real estate loans:
One- to four-family residential	$728	$-	$1,393	$2,121	$94,319	$96,440	$-	$1,419
Commercial	-	-	-	-	17,401	17,401	-	-
Multi-family	938	-	-	938	9,233	10,171	-	-
Home equity loans and lines of credit	-	53	-	53	2,801	2,854	-	-
Construction	-	-	-	-	12,072	12,072	-	-
Commercial and industrial loans	-	-	-	-	3,012	3,012	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	21	21	-	-
Other consumer	9	-	-	9	2,437	2,446	-	-
Total	$1,675	$53	$1,393	$3,121	$141,296	$144,417	$-	$1,419

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2015:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,098	$5,098	$-	$5,657	$183
Commercial	679	679	-	689	44
Home equity lines of credit	59	141	-	54	4
Total impaired with no related allowance	$5,836	$5,918	$-	$6,400	$231

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21	$571	$19
Commercial	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$567	$567	$21	$571	$19

Total
Real estate loans:
One- to four-family residential	$5,665	$5,665	$21	$6,228	$202
Commercial	679	679	-	689	44
Home equity lines of credit	59	141	-	54	4
Total impaired loans	$6,403	$6,485	$21	$6,971	$250

December 31, 2014:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,991	$5,991	$-	$5,586	$226
Commercial	695	695	-	699	50
Home equity lines of credit	53	53	-	8	-
Total impaired with no related allowance	$6,739	$6,739	$-	$6,293	$276

With an allowance recorded:
Real estate loans:
One- to four-family residential	$581	$581	$37	$589	$22
Commercial	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$581	$581	$37	$589	$22

Total
Real estate loans:
One- to four-family residential	$6,572	$6,572	$37	$6,175	$248
Commercial	695	695	-	699	50
Home equity lines of credit	53	53	-	8	-
Total impaired loans	$7,320	$7,320	$37	$6,882	$298

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
December 31, 2015:
Grade:
Pass	$-	$21,169	$16,559	$-	$18,755	$3,964	$-	$-	$60,447
Special mention	539	-	-	53	-	-	-	-	592
Substandard	3,796	679	-	6	-	-	-	-	4,481
Loans not formally rated	100,526			2,034	-	-	20	3,060	105,640
Total	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$171,160

December 31, 2014:
Grade:
Pass	$-	$16,706	$9,233	$-	$12,072	$3,012	$-	$-	$41,023
Special mention	2,417	695	-	53	-	-	-	-	3,165
Substandard	1,393	-	938	-	-	-	-	-	2,331
Loans not formally rated	92,630	-	-	2,801	-	-	21	2,446	97,898
Total	$96,440	$17,401	$10,171	$2,854	$12,072	$3,012	$21	$2,446	$144,417

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial and multi-family real estate, construction and commercial loans as follows:

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and multi-family real estate, construction and commercial loans. For residential real estate, home equity loans and lines of credit and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity.

The Company classifies loans modified as TDRs as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows or value of the underlying collateral of the impaired loan is lower than its carrying value.

During the year ended December 31, 2015, there were four loans modified as TDRs. The following tables set forth information regarding loans modified as TDRs during the years ended December 31, 2015 and 2014:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2015:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	2	$1,088	$1,088
Home equity loans and lines of credit	2	59	59
	4	$1,147	$1,147

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2014:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$521	$521
Home equity loans and lines of credit	1	53	53
	2	$574	$574

As of December 31, 2015 and 2014, there were no loans modified as TDRs that subsequently defaulted.

As of December 31, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose loans were modified as TDRs. As of December 31, 2015 and 2014, the loans were individually evaluated for impairment and it was determined that as of December 31, 2015 a specific allocation on one one-to-four family residential real estate loan was necessary in the amount of $21,000. As of December 31, 2014, a specific allocation was not necessary.

The following tables provide information on how loans were modified as TDRs:

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)

December 31, 2015:
Real estate loans:
One- to four- family residential	$-	$1,088	$-
Home equity loans and lines of credit	-	59	-
Total	$-	$1,147	$-

December 31, 2014:
Real estate loans:
One- to four- family residential	$-	$521	$-
Home equity loans and lines of credit	-	53	-
Total	$-	$574	$-

At December 31, 2015, the Company had one residential real estate loan with a recorded investment of $1,393,000 in the process of foreclosure. This loan was paid off in January 2016.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $21,751,000 and $17,635,000 at December 31, 2015 and 2014, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	December 31,
	2015	2014
	(In Thousands)

Land	$864	$864
Buildings and improvements	5,380	5,373
Furniture and equipment	2,251	2,196
	8,495	8,433
Accumulated depreciation and amortization	(3,318)	(3,024)
	$5,177	$5,409

NOTE 6 - INVESTMENT IN REAL ESTATE

The following is a summary of investment in real estate:

	December 31,
	2015	2014
	(In Thousands)

Land	$453	$453
Buildings and improvements	1,489	1,489
	1,942	1,942
Accumulated depreciation	(364)	(319)
	$1,578	$1,623

The Company’s rental income for the years ended December 31, 2015 and 2014, amounted to $258,000 and $262,000, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2015 and December 31, 2014 was $20,925,000 and $15,727,000, respectively. The totals exclude $5,000,000 of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit, as of December 31, 2015. There were no brokered deposits at December 31, 2014.

For time deposits as of December 31, 2015, the scheduled maturities for each of the following five years ended December 31 are:

(In Thousands)
2016	$44,958
2017	14,134
2018	17,229
2019	827
2020	6,102
Total	$83,250

There were $7,332,000 of brokered certificates of deposit at December 31, 2015.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2015 are summarized as follows:

(In Thousands)
2016	$2,500
2017	-
2018	3,000
2019	-
2020	-
Thereafter	3,000
$8,500

Interest rates range from 0.80% to 1.36% with a weighted-average interest rate of 1.12% at December 31, 2015.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows:

	Years Ended
	December 31,
	2015	2014
	(In Thousands)

Current:
Federal	$338	$169
State	90	38
	428	207

Deferred:
Federal	(46)	(220)
State	(17)	(49)
Change in valuation allowance	-	128
	(63)	(141)
Total income tax expense	$365	$66

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,
	2015	2014
	% of	% of
	Income	Income
Statutory federal income tax rate	34.0%	(34.0)%
Increase (decrease) in tax rates resulting from:
Tax-exempt income	(3.7)	(78.4)
Other	0.7	8.0
State taxes, net of federal tax	4.8	(14.0)
Change in valuation allowance	-	244.2
Effective tax rates	35.8%	125.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	December 31,
	2015	2014
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$358	$302
Securities capital loss carryforwards	46	55
Writedown of securities	16	15
Interest on nonaccrual loans	46	31
Net unrealized holding loss on available-for-sale securities	54	31
Charitable contribution carryovers	249	290
ESOP expense	2	-
Gross deferred tax assets	771	724
Valuation allowance	(129)	(129)
Gross deferred tax assets after valuation allowance	642	595

Deferred tax liabilities:
Book basis in excess of tax basis of premises and equipment	(146)	(177)
ESOP expense	-	(8)
Gross deferred tax liabilities	(146)	(185)
Net deferred tax asset	$496	$410

As of December 31, 2015 and 2014, the Company had no operating loss and tax credit carryovers for tax purposes. As of December 31, 2015, the Company had capital loss carryovers of $135,000 which are due to expire in 2019. The capital losses can only be utilized against realized capital gains; therefore, as of December 31, 2015 a valuation allowance in the amount of $46,000 exists against the deferred tax benefit to the extent management deems it probable the deferred tax benefits will not be fully realized.

In connection with its initial public offering, the Company donated common stock and cash in the amount of $725,000 to the Foundation. As of December 31, 2015, the Company had a remaining deferred tax asset of $249,000. A valuation allowance in the amount of $83,000 exists against the deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and market conditions.

The charitable contribution carryforward of $628,000 at December 31, 2015 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $166,000.

NOTE 10 - EMPLOYEE BENEFITS

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

The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to the limitations imposed by the Internal Revenue Code. In addition to salary deferral contributions, the Company will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to 5% of the participant’s pre-tax and after-tax contributions. For the years ended December 31, 2015 and 2014, contribution expense attributable to the plan amounted to $82,000 and $85,000, respectively.

Incentive Plan

The Company has a discretionary Incentive Plan whereby all employees are eligible to receive a payment if the Company meets or exceeds certain base performance standards for its fiscal year. The structure of the Incentive Plan is to be reviewed on an annual basis by the Board of Directors.

Executive Annual Incentive Plan

The Company adopted an executive incentive plan effective January 1, 2015, which superseded and replaced the discretionary bonus arrangement above for certain named executive officers. For each plan year (which is the calendar year), each participant will receive an award agreement, which will provide the annual bonus award amount, designated as a percentage of base salary, and the performance objectives that must be satisfied for the participant to receive the annual bonus award. The specific performance objectives will be determined annually by the Company, but generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties to the Company. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant.

Incentive compensation expense for the Incentive and the Executive Annual Incentive Plans for the years ended December 31, 2015 and 2014 amounted to $132,000 and $115,000, respectively.

Executive Supplemental Retirement Plan

The Company adopted a supplemental executive retirement plan (“SERP”) effective January 1, 2014. The SERP is a non-qualified retirement plan that provides supplemental retirement benefits to participants who are key employees as designated by the Compensation Committee. The President and Chief Executive Officer is currently the only participant in the SERP. Total expense for the plan for the years ended December 31, 2015 and 2014 amounted to $46,000 and $43,000, respectively.

Equity Incentive Plan

Effective November 24, 2015, the Company adopted the Pilgrim Bancshares, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the granting of incentive and non-statutory stock options to purchase shares of common stock or the granting of shares of restricted stock awards and restricted stock units.

The 2015 Plan authorizes the issuance or delivery to participants of up to 314,661 shares of common stock. Of this number, the maximum number of shares of common stock that may be issued pursuant to the exercise of stock options is 224,758 shares, and the maximum number of shares of common stock that may be issued as restricted stock awards or restricted stock units is 89,903 shares.

The exercise price of stock options may not be less than the fair market value on the date the stock option is granted. Further, stock options may not be granted with a term that is longer than 10 years.

As of December 31, 2015, no awards have been made under the 2015 Plan.

Employee Stock Ownership Plan

The Company adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees. On October 10, 2014, in accordance with a Plan of Conversion (the “Conversion”), Conahasset Bancshares, MHC, the Bank’s former mutual holding company, completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Pilgrim Bancshares, Inc., (the “Company”) a stock holding company incorporated in February 2014. The Company completed its initial public offering in connection with the conversion transaction by selling a total of 2,182,125 shares of common stock at a purchase price of $10.00 per share in a subscription offering, of which 179,807 shares were purchased by the Bank's ESOP.

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over the loan term of 29.2 years.

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

Under applicable accounting requirements, the Company will record a compensation expense for the ESOP equal to the fair market value of the shares when they are committed to be released from the suspense account to participants' accounts under the plan.

At December 31, 2015 and 2014, the remaining principal balance on the ESOP debt was $1,682,000 and $1,719,000, respectively.

Total compensation expense recognized in connection with the ESOP was $70,000 and $61,000 for the years ended December 31, 2015 and 2014, respectively. The remaining principal balance on the ESOP debt as of December 31, 2015 is payable as follows:

Years Ending
December 31,	Amount
( In Thousands)

2016	$36
2017	38
2018	38
2019	40
2020	42
Thereafter	1,488
$1,682

Shares held by the ESOP are as follows as of December 31:

	2015	2014

Allocated	5,994	-
Committed to be allocated	5,993	5,994
Unallocated	167,820	173,813
Shares held by ESOP	179,807	179,807

The fair value of unallocated ESOP shares was $2,187,000 at December 31, 2015.

Employment Agreements

The Bank has entered into an employment agreement with its President and Chief Executive Officer, with an initial term of three years. The agreement provides for a specified minimum annual compensation and the continuation of benefits currently received upon termination events, including a change in control, as defined in the agreement. The Bank has also entered into change in control agreements with two officers of the Bank with an initial term of two years, which provide for a lump sum severance payment, subject to limitations. These agreements must be approved by the Board of Directors on an annual basis after the initial term, with an extension for an additional year. If the Board of Directors determines not to extend the term, a notice of non-renewal must be issued.

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

Notional amounts of financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows:

	At December 31,
	2015	2014
	(In Thousands)

Commitments to originate loans	$5,747	$9,981
Commitments to purchase loans	-	4,799
Unadvanced funds on loans:
Home equity lines of credit	4,257	3,389
Construction loans	13,006	8,049
Commercial lines of credit	1,513	1,517
Consumer	118	104
	$24,641	$27,839

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

The Company accrues credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet loan losses is recorded within other liabilities on the consolidated balance sheet. The balance as of December 31, 2015 and 2014 was $9,000 and $12,000, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of December 31, 2015 and 2014. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2015.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015 :
Debt securities issued by
U.S. government corporations and agencies	$6,311	$-	$6,311	$-
Debt securities issued by states of the
United States and political subdivisions of the states	2,444	-	2,444	-
Mortgage-backed securities	7,801	-	7,801	-
Totals	$16,556	$-	$16,556	$-

December 31, 2014:
Debt securities issued by
U.S. government corporations and agencies	$1,975	$-	$1,975	$-
Debt securities issued by states of the
United States and political subdivisions of the states	3,233	-	3,233	-
Mortgage-backed securities	6,559	-	6,559	-
Totals	$11,767	$-	$11,767	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2015 and 2014 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015:
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

December 31, 2014:
Impaired loans	$544	$-	$-	$544
Totals	$544	$-	$-	$544

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,670	$10,670	$-	$-	$10,670
Interest-bearing time deposits with other banks	1,087	-	1,086	-	1,086
Available-for-sale securities	16,556	-	16,556	-	16,556
Held-to-maturity securities	120	-	155	-	155
Federal Home Loan Bank stock	971	971	-	-	971
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	170,427	-	-	171,150	171,150
Accrued interest receivable	508	508	-	-	508

Financial liabilities:
Deposits	169,372	-	170,134	-	170,134
FHLB advances	8,500	-	8,458	-	8,458

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,295	$18,295	$-	$-	$18,295
Interest-bearing time deposits with other banks	2,575	-	2,578	-	2,578
Available-for-sale securities	11,767	-	11,767	-	11,767
Held-to-maturity securities	149	-	196	-	196
Federal Home Loan Bank stock	694	694	-	-	694
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	143,774	-	-	146,705	146,705
Accrued interest receivable	447	447	-	-	447

Financial liabilities:
Deposits	151,010	-	151,638	-	151,638
FHLB advances	5,000	-	5,006	-	5,006

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of December 31, 2015 and 2014 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

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

NOTE 15 - REGULATORY MATTERS

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income (loss) in capital calculations, as permitted by regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$23,066	16.2%	$11,408	8.0%	$14,260	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	8,556	6.0	11,408	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	6,417	4.5	9,269	6.5
Tier 1 Capital (to Average Assets)	22,171	10.9	8,169	4.0	10,211	5.0

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$22,153	21.9%	$8,086	8.0%	$10,108	10.0%
Tier 1 Capital (to Risk Weighted Assets)	21,398	21.2	4,043	4.0	6,065	6.0
Tier 1 Capital (to Average Assets)	21,398	11.7	7,347	4.0	9,183	5.0

NOTE 16 - RECLASSIFICATION

Certain amounts in the 2014 consolidated financial statements have been reclassified to be consistent with the current period presentation.

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

Pilgrim Bancshares, Inc.

BALANCE SHEETS

	At December 31,
	2015	2014
	(In Thousands)
ASSETS

Noninterest bearing deposit in the Bank	$8,158	$8,380
Loan to the ESOP	1,682	1,719
Investment in subsidiary	22,078	21,347
Other assets	221	189
Total assets	$32,139	$31,635

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities	$170	$33
Stockholders' equity	31,969	31,602
Total liabilities and stockholders' equity	$32,139	$31,635

The condensed statements of net income (loss) of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2015	2014
	(In Thousands)
Interest income from ESOP loan	$56	$13
Chartitable foundation contribution	-	725
Other noninterest expense	137	31
Loss before income tax benefit and equity in undistributed net income of the Bank	(81)	(743)
Income tax benefit	(32)	(189)
Loss before equity in undistributed net income of subsidiary	(49)	(554)
Equity in undistributed net income of subsidiary	703	435
Net income (loss)	$654	$(119)

The condensed statements of cash flows of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$654	$(119)
Adustments to reconcile net income (loss) to net cash provided by operating activities:
Repayment of principal on ESOP loan	37	79
Equity in undistributed income of subsidiary	(703)	(435)
Contribution of common stock to Pilgrim Bank Foundation	-	655
Deferred tax expense (benefit)	40	(182)
(Increase) decrease in other assets	(72)	60
Increase in other liabilities	137	33
Net cash provided by operating activities	93	91

Cash flows from investing activities:
Capital contribution to Pilgrim Bank	-	(10,049)
Loan to ESOP	-	(1,798)
Net cash used in investing activities	-	(11,847)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	20,136
Retirement of common stock	(298)	-
Issuance costs related to initial public offering	(17)	-
Net cash (used in) provided by financing activities	(315)	20,136

Net change in cash and cash equivalents	(222)	8,380

Cash and cash equivalents at beginning of period	8,380	-

Cash and cash equivalents at end of period	$8,158	$8,380

NOTE 18 - QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)
Interest and dividend income	$1,837	$1,772	$1,682	$1,606	$1,491	$1,489	$1,470	$1,543
Interest expense	310	268	253	254	259	273	272	262
Net interest and dividend income	1,527	1,504	1,429	1,352	1,232	1,216	1,198	1,281
Provision for loan losses	48	36	38	22	-	-	-	-
Net interest and dividend income, after provision for loan losses	1,479	1,468	1,391	1,330	1,232	1,216	1,198	1,281
Total noninterest income	149	156	133	159	131	128	217	139
Total noninterest expense	1,285	1,304	1,313	1,344	2,095	1,144	1,147	1,209
Income (loss) before income taxes	343	320	211	145	(732)	200	268	211
Provision (benefit) for income taxes	127	117	77	44	(181)	69	93	85
Net income (loss)	$216	$203	$134	$101	$(551)	$131	$175	$126

Earnings per share:
Basic	$0.10	$0.10	$0.06	$0.05	NA	NA	NA	NA
Diluted	$0.10	$0.10	$0.06	$0.05	NA	NA	NA	NA

