Form 10-Q
period 2016-03-31
Pilgrim Bancshares, Inc.
filed 2016-05-12
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of May 6, 2016, there were issued and outstanding 2,189,489 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

2

Part I. – Financial Information

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$2,116	$2,351
Interest-bearing demand deposits with other banks	8,298	8,319
Total cash and cash equivalents	10,414	10,670
Interest-bearing time deposits with other banks	1,087	1,087
Investments in available-for-sale securities (at fair value)	17,196	16,556
Investments in held-to-maturity securities (fair value of $151 at March 31, 2016, and $155 at December 31, 2015)	116	120
Federal Home Loan Bank stock, at cost	892	971
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $922 at March 31, 2016, and $886 at December 31, 2015	179,473	170,427
Premises and equipment, net	5,107	5,177
Investment in real estate, net	1,568	1,578
Accrued interest receivable	526	508
Deferred income tax asset, net	435	496
Bank-owned life insurance	2,286	2,276
Other assets	257	257
Total assets	$219,741	$210,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$15,429	$15,290
Interest-bearing	163,478	154,082
Total deposits	178,907	169,372
Federal Home Loan Bank advances	8,500	8,500
Other liabilities	543	666
Total liabilities	187,950	178,538
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,189,489 shares issued at March 31, 2016 and 2,224,489 shares issued at December 31, 2015	22	22
Additional paid-in capital	20,011	20,466
Retained earnings	13,409	13,253
Unearned compensation - ESOP (166,321 shares unallocated at March 31, 2016 and 167,819 shares unallocated at December 31, 2015)	(1,664)	(1,679)
Accumulated other comprehensive income (loss)	13	(93)
Total stockholders' equity	31,791	31,969
Total liabilities and stockholders' equity	$219,741	$210,507

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,772	$1,534
Interest on debt securities:
Taxable	52	40
Tax-exempt	13	18
Other interest and dividends	29	14
Total interest and dividend income	1,866	1,606
Interest expense:
Interest on deposits	328	241
Interest on Federal Home Loan Bank advances	24	13
Total interest expense	352	254
Net interest and dividend income	1,514	1,352
Provision for loan losses	36	22
Net interest and dividend income after provision for loan losses	1,478	1,330
Noninterest income:
Service charges on deposit accounts	26	28
Gain on sales/calls of securities, net	1	-
Gain on sales of loans, net	17	32
Rental income	68	68
Other income	35	31
Total noninterest income	147	159
Noninterest expense:
Salaries and employee benefits	804	772
Occupancy expense	135	164
Equipment expense	47	48
Data processing expense	96	88
Professional fees	99	92
Federal Deposit Insurance Corporation assessment	37	35
Communications expense	42	28
Advertising and public relations expense	33	15
Insurance expense	15	20
Supplies expense	15	16
Other expense	55	66
Total noninterest expense	1,378	1,344
Income before income taxes	247	145
Income tax expense	91	44
Net income	$156	$101

Weighted-average number of common shares outstanding:
Basic	2,030,760	2,074,525
Diluted	2,030,760	2,074,525

Earnings per share:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net income	$156	$101
Other comprehensive income, net of tax:
Net unrealized holding gain on available-for-sale securities	168	64
Reclassification adjustment for net realized gains in net income (1)	(1)	-
Other comprehensive income before income tax effect	167	64
Income tax expense	(61)	(23)
Other comprehensive income, net of tax	106	41
Comprehensive income	$262	$142

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales/calls of securities, net, the tax expense amount which was immaterial for the three months ended March 31, 2016, is included in income tax expense, and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015 (unaudited)

(In Thousands, except share data)

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	(Loss) Income	Total
Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$(51)	$31,602
Net income	-	-	-	101	-	-	101
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	1	-	15	-	16
Other comprehensive income, net of tax effect	-	-	-	-	-	41	41
Issuance costs related to initial public offering	-	-	(16)	-	-	-	(16)
Balance, March 31, 2015	2,247,589	$22	$20,755	$12,700	$(1,723)	$(10)	$31,744

Balance, December 31, 2015	2,224,489	22	20,466	13,253	(1,679)	(93)	31,969
Net income	-	-	-	156	-	-	156
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	4	-	15	-	19
Shares purchased and retired	(35,000)	-	(459)	-	-	-	(459)
Other comprehensive income, net of tax effect	-	-	-	-	-	106	106
Balance, March 31, 2016	2,189,489	$22	$20,011	$13,409	$(1,664)	$13	$31,791

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$156	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	36	22
Amortization of securities, net	22	20
Gain on sales/call of securities, net	(1)	-
Loans originated for sale	(790)	(970)
Proceeds from sales of loans originated for sale	807	1,002
Gain on sales of loans	(17)	(32)
Change in deferred origination fees, costs and discounts, excluding purchase premiums	(2)	(3)
Depreciation and amortization	83	88
Stock based compensation expense	19	16
Increase in accrued interest receivable	(18)	(32)
Increase in bank-owned life insurance	(10)	(12)
Decrease in other assets	-	27
Decrease in other liabilities	(123)	(18)

Net cash provided by operating activities	162	209

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	-	(72)
Redemption of Federal Home Loan Bank stock	79	-
Purchases of available-for-sale securities	(1,398)	(2,084)
Proceeds from maturities/calls/payments of available-for-sale securities	904	557
Proceeds from maturities of held-to-maturity securities	4	11
Loan principal originations and collections, net	2,111	(5,054)
Loans purchased	(11,191)	(1,694)
Capital expenditures	(3)	(35)

Net cash used in investing activities	(9,494)	(8,371)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	1,820	660
Net increase (decrease) in time deposits	7,715	(1,552)
Payments on Federal Home Loan Bank long-term advances	-	(500)
Proceeds from Federal Home Loan Bank long-term advances	-	3,000
Net change in short-term Federal Home Loan Bank advances	-	(1,500)
Issuance costs related to initial public offering	-	(16)
Purchase and retirement of common stock	(459)	-

Net cash provided by financing activities	9,076	92

Net decrease in cash and cash equivalents	(256)	(8,070)
Cash and cash equivalents at beginning of period	10,670	18,295
Cash and cash equivalents at end of period	$10,414	$10,225

Supplemental disclosures:
Interest paid	$352	$252
Income taxes paid	215	7

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bank (‘the Bank”) is a state-chartered stock bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans.

On October 10, 2014, in accordance with a Plan of Conversion (the “Conversion”), Conahasset Bancshares, MHC, the Bank’s former mutual holding company, completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Pilgrim Bancshares, Inc., (the “Company”) a stock holding company incorporated in February 2014. In connection with the Conversion, the Company sold 2,182,125 shares of common stock, at an offering price of $10 per share, and issued an additional 65,464 shares of its common stock to the Pilgrim Bank Foundation, a charitable foundation formed in conjunction with the Conversion, resulting in an aggregate issuance of 2,247,589 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,685,000, amounted to $20,136,000. The Company’s stock began trading on October 13, 2014 under the symbol PLRM on the OTC Pink Marketplace operated by OTC Market Group.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. generally accepted accounting principles for complete financial statements. Information included herein as of March 31, 2016 and for the interim periods ended March 31, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and the valuation of deferred tax assets.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the three months ended March 31, 2016 and 2015 (unaudited) have been computed based on the following:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (In thousands)	$156	$101

Basic and diluted common shares:
Weighted average common shares outstanding	2,197,830	2,247,589
Less: Weighted average unallocated ESOP shares	(167,070)	(173,064)
Basic and diluted weighted average shares outstanding	2,030,760	2,074,525

Basic earnings per share	$0.08	$0.05
Diluted earnings per share (1)	$0.08	$0.05

(1) As of and during the three months ended March 31, 2016 and 2015, respectively, there were no potentially dilutive securities or contracts to issue common stock

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
March 31, 2016 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$7,239	$40	$-	$7,279
Debt securities issued by states of the United States and political subdivisions of the states	2,452	18	17	2,453
Mortgage-backed securities	7,485	43	64	7,464
	$17,176	$101	$81	$17,196

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$6,339	$6	$34	$6,311
Debt securities issued by states of the United States and political subdivisions of the states	2,456	7	19	2,444
Mortgage-backed securities	7,908	6	113	7,801
	$16,703	$19	$166	$16,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
March 31, 2016 (unaudited):
Mortgage-backed securities	$116	$35	$-	$151
	$116	$35	$-	$151

December 31, 2015:
Mortgage-backed securities	$120	$35	$-	$155
	$120	$35	$-	$155

The scheduled maturities of debt securities were as follows as of March 31, 2016 (unaudited):

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$291	$-	$-
Due after one year through five years	7,610	-	-
Due after five years through ten years	1,066	-	-
Due after ten years	765	-	-
Mortgage-backed securities	7,464	116	151
	$17,196	$116	$151

No available-for-sale securities were sold during the three months ended March 31, 2016 and 2015 (unaudited).

As of March 31, 2016 (unaudited) and December 31, 2015, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2016 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$1,599	$-	$-	$-	$1,599	$-
Debt securities issued by states of the United States and political subdivisions of the states	-	-	677	17	677	17
Mortgage-backed securities	1,530	18	2,142	46	3,672	64
Total temporarily impaired securities	$3,129	$18	$2,819	$63	$5,948	$81

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$5,320	$21	$487	$13	$5,807	$34
Debt securities issued by states of the United States and political subdivisions of the states	-	-	912	19	912	19
Mortgage-backed securities	4,302	46	2,101	67	6,403	113
Total temporarily impaired securities	$9,622	$67	$3,500	$99	$13,122	$166

As of March 31, 2016 (unaudited), investment securities with unrealized losses consist of debt securities issued by U.S. government agencies and government-sponsored enterprises, debt securities issued by states of the United States and political subdivisions of the states and non-agency mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes. The Company did not record any other-than-temporary impairment of securities during the three months ended March 31, 2016 and 2015.

NOTE 6 - LOANS

Loans consisted of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(In Thousands)
Real estate loans:
One-to four- family residential	$114,614	$104,861
Commercial	22,276	21,848
Multi-family	15,691	16,559
Home equity loans and lines of credit	2,045	2,093
Construction	18,867	18,755
Commercial and industrial loans	3,845	3,964
Consumer loans:
Consumer lines of credit	19	20
Other consumer loans	2,794	3,060
	180,151	171,160
Net deferred loan origination fees, costs and discounts	244	153
Allowance for loan losses	(922)	(886)
Net loans	$179,473	$170,427

The following tables set forth information regarding the allowance for loan losses for the three months ended March 31, 2016 and 2015 (unaudited) and at March 31, 2016 (unaudited) and December 31, 2015:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Three months ended March 31, 2016 (unaudited):
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	81	(7)	(3)	(2)	(8)	(1)	-	(4)	(20)	36
Ending balance	$454	$139	$59	$12	$208	$12	$1	$25	$12	$922

Three months ended March 31, 2015 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(22)	(16)	6	(3)	65	3	-	2	(13)	22
Ending balance	$340	$118	$42	$24	$186	$11	$1	$22	$21	$765

At March 31, 2016 (unaudited):
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	433	139	59	12	208	12	1	25	12	901
Total allowance for loan losses ending balance	$454	$139	$59	$12	$208	$12	$1	$25	$12	$922

Loans:
Ending balance:
Individually evaluated for impairment	$4,242	$674	$-	$59	$-	$-	$-	$-	$-	$4,975
Ending balance:
Collectively evaluated for impairment	110,372	21,602	15,691	1,986	18,867	3,845	19	2,794	-	175,176
Total loans ending balance	$114,614	$22,276	$15,691	$2,045	$18,867	$3,845	$19	$2,794	$-	$180,151

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2015:
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	11	12	26	(13)	95	5	-	10	(2)	144
Ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	352	146	62	14	216	13	1	29	32	865
Total allowance for loan losses ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Loans:
Ending balance:
Individually evaluated for impairment	$5,665	$679	$-	$59	$-	$-	$-	$-	$-	$6,403
Ending balance:
Collectively evaluated for impairment	99,196	21,169	16,559	2,034	18,755	3,964	20	3,060	-	164,757
Total loans ending balance	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$-	$171,160

The following tables set forth information regarding nonaccrual loans and past-due loans at March 31, 2016 (unaudited) and December 31, 2015:

							90 Days
			90 Days				or More
			or More	Total	Total		Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
March 31, 2016 (unaudited):
Real estate loans:
One- to four-family residential	$1,104	$-	$-	$1,104	$113,510	$114,614	$-	$16
Commercial	-	-	-	-	22,276	22,276	-	-
Multi-family	-	-	-	-	15,691	15,691	-	-
Home equity loans and lines of credit	-	59	-	59	1,986	2,045	-	-
Construction	-	-	-	-	18,867	18,867	-	-
Commercial and industrial loans	-	-	-	-	3,845	3,845	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	19	19	-	-
Other consumer	-	-	-	-	2,794	2,794	-	-
Total	$1,104	$59	$-	$1,163	$178,988	$180,151	$-	$16

December 31, 2015:
Real estate loans:
One- to four-family residential	$1,088	$18	$1,393	$2,499	$102,362	$104,861	$-	$1,410
Commercial	-	-	-	-	21,848	21,848	-	-
Multi-family	-	-	-	-	16,559	16,559	-	-
Home equity loans and lines of credit	-	59	-	59	2,034	2,093	-	-
Construction	-	-	-	-	18,755	18,755	-	-
Commercial and industrial loans	-	-	-	-	3,964	3,964	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	20	20	-	-
Other consumer	16	-	-	16	3,044	3,060	-	-
Total	$1,104	$77	$1,393	$2,574	$168,586	$171,160	$-	$1,410

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurement,” is as follows at March 31, 2016 (unaudited) and December 31, 2015 and the three months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
March 31, 2016 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$3,675	$3,675	$-	$3,688	$44
Commercial	674	674	-	676	7
Home equity loans and lines of credit	59	141	-	59	1
Total impaired with no related allowance	$4,408	$4,490	$-	$4,423	$52

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21	$567	$5
Commercial	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$567	$567	$21	$567	$5

Total
Real estate loans:
One- to four-family residential	$4,242	$4,242	$21	$4,255	$49
Commercial	674	674	-	676	7
Home equity loans and lines of credit	59	141	-	59	1
Total impaired loans	$4,975	$5,057	$21	$4,990	$57

December 31, 2015:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,098	$5,098	$-	$5,657	$183
Commercial	679	679	-	689	44
Home equity loans and lines of credit	59	141	-	54	4
Total impaired with no related allowance	$5,836	$5,918	$-	$6,400	$231

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21	$571	$19
Commercial	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$567	$567	$21	$571	$19

Total
Real estate loans:
One- to four-family residential	$5,665	$5,665	$21	$6,228	$202
Commercial	679	679	-	689	44
Home equity loans and lines of credit	59	141	-	54	4
Total impaired loans	$6,403	$6,485	$21	$6,971	$250

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
March 31, 2016 (unaudited):
Grade:
Pass	$-	$21,602	$15,691	$-	$18,867	$3,845	$-	$-	$60,005
Special mention	2,354	674	-	53	-	-	-	-	3,081
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	111,693	-	-	1,986	-	-	19	2,794	116,492
Total	$114,614	$22,276	$15,691	$2,045	$18,867	$3,845	$19	$2,794	$180,151

December 31, 2015:
Grade:
Pass	$-	$21,169	$16,559	$-	$18,755	$3,964	$-	$-	$60,447
Special mention	539	-	-	53	-	-	-	-	592
Substandard	3,796	679	-	6	-	-	-	-	4,481
Loans not formally rated	100,526	-	-	2,034	-	-	20	3,060	105,640
Total	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$171,160

At March 31, 2016 (unaudited) and December 31, 2015, there were no loans rated “doubtful” or “loss.”

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

During the three months ended March 31, 2016 (unaudited), there were no loans modified as TDRs.

As of March 31, 2016 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $23.8 million and $21.8 million at March 31, 2016 (unaudited) and December 31, 2015, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at March 31, 2016 (unaudited) and December 31, 2015 was $23.8 million and $20.9 million, respectively. The totals at March 31, 2016 and December 31, 2015 exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit.

For time deposits as of March 31, 2016 (unaudited), the scheduled maturities for each of the following five years ended March 31 are:

(In Thousands)
2017	$50,127
2018	22,910
2019	8,993
2020	1,034
2021	7,901
Total	$90,965

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the Federal Home Loan Bank of Boston (“FHLB”) for the years ending after March 31, 2016 (unaudited) are summarized as follows:

(In Thousands)
2017	$2,500
2018	3,000
2019	-
2020	-
2021	-
Thereafter	3,000
$8,500

Interest rates range from 0.80% to 1.36% with a weighted-average interest rate of 1.12% at March 31, 2016 (unaudited).

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of March 31, 2016 (unaudited) and December 31, 2015. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015.

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

The following summarizes assets measured at fair value as of March 31, 2016 (unaudited) and December 31, 2015.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2016 (unaudited) :
Debt securities issued by U.S. government corporations and agencies	$7,279	$-	$7,279	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,453	-	2,453	-
Mortgage-backed securities	7,464	-	7,464	-
Totals	$17,196	$-	$17,196	$-

December 31, 2015 :
Debt securities issued by U.S. government corporations and agencies	$6,311	$-	$6,311	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,444	-	2,444	-
Mortgage-backed securities	7,801	-	7,801	-
Totals	$16,556	$-	$16,556	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at March 31, 2016 (unaudited) and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2016 (unaudited):
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

December 31, 2015:
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2016 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,414	$10,414	$-	$-	$10,414
Interest-bearing time deposits with other banks	1,087	-	1,088	-	1,088
Available-for-sale securities	17,196	-	17,196	-	17,196
Held-to-maturity securities	116	-	151	-	151
Federal Home Loan Bank stock	892	892	-	-	892
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	179,473	-	-	180,816	180,816
Accrued interest receivable	526	526	-	-	526

Financial liabilities:
Deposits	178,907	-	179,729	-	179,729
FHLB advances	8,500	-	8,551	-	8,551

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,670	$10,670	$-	$-	$10,670
Interest-bearing time deposits with other banks	1,087	-	1,086	-	1,086
Available-for-sale securities	16,556	-	16,556	-	16,556
Held-to-maturity securities	120	-	155	-	155
Federal Home Loan Bank stock	971	971	-	-	971
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	170,427	-	-	171,150	171,150
Accrued interest receivable	508	508	-	-	508

Financial liabilities:
Deposits	169,372	-	170,134	-	170,134
FHLB advances	8,500	-	8,458	-	8,458

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of March 31, 2016 (unaudited) and December 31, 2015 under the indicated captions. Accounting policies related to financial instruments are described below.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET 1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations changed what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital.

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

Management believes, as of March 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2016 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2016 (unaudited):
Total Capital (to Risk Weighted Assets)	$23,288	14.6%	$12,786	8.0%	$15,983	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,355	14.0	9,590	6.0	12,786	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,355	14.0	7,192	4.5	10,389	6.5
Tier 1 Capital (to Average Assets)	22,355	10.5	8,534	4.0	10,668	5.0

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$23,066	16.2%	$11,408	8.0%	$14,260	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	8,556	6.0	11,408	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	6,417	4.5	9,269	6.5
Tier 1 Capital (to Average Assets)	22,171	10.9	8,169	4.0	10,211	5.0

NOTE 11 – COMMON STOCK REPURCHASES

On November 24, 2015, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may purchase up to 89,903 shares of the Company’s common stock, equal to 4.0% of the Company’s outstanding common stock at the time. The program allows the Company to repurchase common stock at various prices in the open market or through private transactions. The actual amount and timing of future repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

In 2015, the Company repurchased 23,100 shares of common stock, at an average cost of $12.89.

During the three month period ending March 31, 2016 (unaudited), a total of 35,000 shares of common stock were repurchased at an average cost of $13.12.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2016, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016.

Comparison of Financial Condition at March 31, 2016 (unaudited) and December 31, 2015

Total assets increased $9.2 million, or 4.4%, to $219.7 million at March 31, 2016 from $210.5 million at December 31, 2015. The increase was primarily due to an increase in loans.

Total cash and cash equivalents decreased $256,000, or 2.4%, to $10.4 million at March 31, 2016 from $10.7 million at December 31, 2015. The decrease in cash resulted from the timing of normal cash flows.

Net loans increased $9.0 million, or 5.3%, to $179.5 million at March 31, 2016 from $170.4 million at December 31, 2015. The Company originated $22.3 million and purchased $11.2 million of new loans during the three months ended March 31, 2016. Partially offsetting the loan originations and purchases were $14.6 million of loan payoffs and amortization, $2.3 million of loan and loan participations sold and $7.5 million of unadvanced funds on loans originated during the three months ended March 31, 2016.

Investment securities classified as available-for-sale increased $640,000, or 3.9%, to $17.2 million at March 31, 2016 from $16.6 million at December 31, 2015, due to the purchase of U.S. government and agency securities. Investment securities classified as held-to-maturity decreased $4,000, or 3.3%, to $116,000 at March 31, 2016, from $120,000 at December 31, 2015 due to payments in the ordinary course of business.

Bank-owned life insurance at March 31, 2016 increased $10,000, or 0.4%, compared to December 31, 2015 due to normal increases in cash surrender value.

Deposits increased $9.5 million, or 5.6%, to $178.9 million at March 31, 2016 from $169.4 million at December 31, 2015, primarily due to a $7.7 million increase in certificates of deposits, a $1.1 million increase in savings accounts, a $759,000 increase in NOW accounts, and a $138,000 increase in noninterest-bearing demand accounts. Money Market accounts decreased $178,000. Our core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively increased $1.8 million, or 2.1%, to $87.9 million at March 31, 2016 from $86.1 million at December 31, 2015.

FHLB advances were $8.5 million at March 31, 2016 and December 31, 2015, respectively. FHLB borrowings as of March 31, 2016 were long term borrowings.

Stockholders’ equity decreased $178,000, or 0.6%, to $31.8 million at March 31, 2016 from $32.0 million at December 31, 2015. The decrease was driven by the purchase and retirement of 35,000 shares of the Company’s common stock at a cost of $459,000. Partially offsetting the purchase was $156,000 of net income for the three months ended March 31, 2016 and $106,000 in other comprehensive income, due to an increase in the net unrealized gain position of our available-for-sale investment securities portfolio.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At March 31, 2016			At December 31, 2015
	(unaudited)
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$1,104	$-	$-	$1,088	$18	$1,393
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	-	59	-	-	59	-
Construction	-	-	-	-	-	-
Total real estate	1,104	59	-	1,088	77	1,393
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	-	-	-	16	-	-
Total loans	$1,104	$59	$-	$1,104	$77	$1,393

(1)	There were no delinquent non-owner occupied residential real estate loans at March 31, 2016 or December 31, 2015.

The decrease in total delinquent loans 90 days or more past due from December 31, 2015 to March 31, 2016 was the result of the payoff of one loan in the amount of $1.4 million.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of March 31, 2016 and December 31, 2015.

	At March 31,	At December 31
	2016	2015
	(In Thousands)
	(unaudited)
Classified assets:
Substandard:
Loans(1)	$573	$4,481
Securities	112	115
Other real estate owned	-	-
Total substandard	685	4,596
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$685	$4,596
Special mention	$3,081	$592

(1) Includes $1.4 million of non-accruing loans that were more than 90 days past due at December 31, 2015.

The decrease in classified assets from December 31, 2015 to March 31, 2016 was the result of the payoff of one non-accruing loan in the amount of $1.4 million, the upgrade of two loans totaling $2.5 million from “substandard” to “special mention”, and normal amortization.

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

	At March 31,	At December 31,
	2016	2015
	(Dollars In Thousands)
	(unaudited)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$16	$1,410
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	16	1,410
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	16	1,410

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	-	-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	-	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	16	1,410

Other non-performing assets	-	-
Total non-performing assets	16	1,410

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	4,242	4,272
Commercial	674	679
Multi-family	-	-
Home equity loans and lines of credit	59	59
Total real estate	4,975	5,010
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	4,975	5,010

Total non-performing loans and troubled debt restructurings	$4,991	$6,420

Non-performing loans to total loans	0.01%	0.82%
Non-performing assets to total assets	0.01%	0.67%
Non-performing assets and troubled debt restructurings to total assets	2.27%	3.05%

(1)	There were no non-performing non-owner occupied residential real estate loans at March 31, 2016 or December 31, 2015.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at March 31, 2016 or December 31, 2015.

The decrease in non-performing assets from December 31, 2015 to March 31, 2016 was the result of the payoff of a non-accruing loan totaling $1.4 million.

Non-performing loans totaled $16,000 at March 31, 2016, and consisted of one owner occupied one- to four- family residential loan. We had no non-performing commercial real estate and multi-family loans at March 31, 2016. We had no foreclosed real estate at March 31, 2016.

Interest income that would have been recorded for the three months ended March 31, 2016, had one non-accruing loan been current according to its original terms, amounted to less than $1,000.

Other Loans of Concern. There were no other loans at March 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General. Net income for the three months ended March 31, 2016 was $156,000, compared to net income of $101,000 for the three months ended March 31, 2015. The increase of $55,000 or 54.5% in net income, was due to an increase in net interest income, partially offset by an increase in provision for loan losses, a decrease in noninterest income, and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2016 increased $260,000, or 16.2%, to $1.9 million compared to $1.6 million for the three months ended March 31, 2015. The increase in interest and dividend income was the result of higher average loans in the three months ended March 31, 2016. The average balance of loans during the three months ended March 31, 2016 increased $20.7 million to $169.3 million from $148.6 million for the three months ended March 31, 2015, while the average yield on loans increased six basis points to 4.19% for the three months ended March 31, 2016 from 4.13% for the three months ended March 31, 2015. The average balance of investment securities increased $5.0 million to $17.0 million for the three months ended March 31, 2016 from $12.0 million for the three months ended March 31, 2015, and the yield on investment securities (on a tax-equivalent basis) decreased 55 basis points to 1.70% for the three months ended March 31, 2016 from 2.25% for the three months ended March 31, 2015.

Interest Expense. Total interest expense increased $98,000, or 38.6%, to $352,000 for the three months ended March 31, 2016 from $254,000 for the three months ended March 31, 2015. Interest expense on interest-bearing deposit accounts increased $87,000, or 36.1%, to $328,000 for the three months ended March 31, 2016 from $241,000 for the three months ended March 31, 2015. The increase was primarily due to higher average deposit balances and overall changes in the deposit mix.

Interest expense on FHLB advances increased $11,000, or 84.6%, to $24,000 for the three months ended March 31, 2016 from $13,000 for the three months ended March 31, 2015. The average balance of advances increased $1.9 million, or 28.4%, to $8.5 million for the three months ended March 31, 2016 from $6.6 million for the three months ended March 31, 2015. The cost of funds on FHLB advances increased 36 basis points to 1.12% for the three months ended March 31, 2016 from 0.76% for the three months ended March 31, 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $162,000, or 12.0%, to $1.5 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015. On a tax-equivalent basis, net interest and dividend income increased $160,000, or 11.7%, to $1.5 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015. The tax-equivalent basis increase resulted from a $258,000 increase in interest income, partially offset by a $98,000 increase in interest expense. Our average interest-earning assets increased $24.6 million to $202.3 million for the three months ended March 31, 2016 from $177.7 million for the three months ended March 31, 2015. Our net interest rate spread decreased eight basis points to 2.85% for the three months ended March 31, 2016 from 2.93% for the three months ended March 31, 2015, and our net interest margin decreased five basis points to 3.01% for the three months ended March 31, 2016 from 3.06% for the three months ended March 31, 2015. The decrease in our interest rate spread and net interest margin reflected higher average balances of certificates of deposit, and related cost of funds.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2016 of $36,000, compared to a provision of $22,000 for the three months ended March 31, 2015. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs for the three months ended March 31, 2016 and 2015, respectively. The allowance for loan losses was $922,000, or 0.51% of total loans at March 31, 2016, compared to $765,000, or 0.51% of total loans at March 31, 2015.

Noninterest Income. Noninterest income decreased $12,000, or 7.5%, to $147,000 for the three months ended March 31, 2016 from $159,000 for the three months ended March 31, 2015. The decrease was due to net gains on sales of loans of $17,000 for the three months ended March 31, 2016 compared to $32,000 for the three months ended March 31, 2015.

Noninterest Expense. Noninterest expense increased $34,000, or 2.5%, to $1.4 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015. The increase was primarily driven by an increase of $32,000 in salaries and benefits expense, due to staff merit increases. Advertising and public relations expense increased $18,000, occupancy expense decreased $29,000, and all other expenses increased $13,000, spread across various categories.

Income Taxes. Income before income taxes of $247,000 resulted in income tax expense of $91,000 for the three months ended March 31, 2016, compared to income before income taxes of $145,000 resulting in an income tax expense of $44,000 for the three months ended March 31, 2015. The effective income tax rate was 36.8% for the three months ended March 31, 2016 compared to 30.3% for the three months ended March 31, 2015.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

	(In Thousands)
Interest-earning assets:
Loans	$169,301	$1,773	4.19%	$148,625	$1,534	4.13%
Interest-earning deposits	14,693	20	0.55%	15,969	11	0.28%
Investment securities(2)	16,961	72	1.70%	11,969	67	2.25%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	1,330	8	2.44%	1,134	3	1.07%
Total interest-earning assets	202,285	1,873	3.70%	177,697	1,615	3.64%
Noninterest-earning assets	11,094			11,484
Total assets	$213,379			$189,181

Interest-bearing liabilities:
Savings accounts	$20,672	8	0.15%	$17,633	9	0.20%
NOW accounts	21,054	2	0.05%	20,374	5	0.10%
Money market accounts	28,346	27	0.38%	32,813	30	0.37%
Certificates of deposit	87,176	291	1.34%	65,979	197	1.20%
Total interest-bearing deposits	157,248	328	0.83%	136,799	241	0.71%
Federal Home Loan Bank advances	8,500	24	1.12%	6,622	13	0.76%
Total interest-bearing liabilities	165,748	352	0.85%	143,421	254	0.71%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,113			13,433
Other noninterest-bearing liabilities	659			573
Total noninterest-bearing liabilities	15,772			14,006
Total liabilities	181,520			157,427
Total stockholders' equity	31,859			31,754
Total liabilities and total stockholders' equity	$213,379			$189,181
Net interest income		$1,521			$1,361
Net interest rate spread(3)			2.85%			2.93%
Net interest-earning assets(4)	$36,537			$34,276
Net interest margin(5)			3.01%			3.06%
Average interest-earning assets to interest-bearing liabilities	122.04%			123.90%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $7,000 and $9,000 was applied to tax-exempt income for the three months ended March 31, 2016 and March 31, 2015, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $162,000 and $209,000 for the three months ended March 31, 2016 and March 31, 2015, respectively. For the three months ended March 31, 2016, net cash used in investing activities, consists primarily of disbursements for the purchase of loans, the purchase of available-for-sale securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities. For the three months ended March 31, 2015, net cash used in investing activities, consists primarily of disbursements for the origination of loans, the purchase of loans, the purchase of available-for-sale securities, partially offset by proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $9.5 million, and $8.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively. During the three months ended March 31, 2016, we purchased $1.4 million and sold no securities held as available-for-sale, and during the three months ended March 31, 2015, we purchased $2.1 million and sold no securities held as available-for-sale. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $9.1 million, and $92,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

At March 31, 2016, we exceeded all “well capitalized” regulatory capital requirements with a CETI capital level of $22.4 million, or 14.0% of risk-weighted assets, which is above the required level of $10.4 million, or 6.5%; a tier 1 capital level of $22.4 million, or 14.0% of risk-weighted assets, which is above the required level of $12.8 million, or 8.0%; a tier 1 leverage capital level of $22.4 million, or 10.5% of assets, which is above the required level of $10.7 million, or 5.0%; and total risk-based capital of $23.3 million, or 14.6% of risk-weighted assets, which is above the required level of $16.0 million, or 10.0%. At December 31, 2015, we exceeded all of our regulatory capital requirements with a CETI capital level of $22.2 million, or 15.6% of risk-weighted assets, which was the above the required level of $9.3 million, or 6.5%; a tier 1 capital level of $ 22.2 million, or 15.6% of risk-weighted assets which is above the required level of $11.4 million, or 8.0%; a tier 1 leverage capital level of $22.2 million, or 10.9% of average assets, which is above the required level of $10.2 million, or 5.0%; and a total risk-based capital of $23.1 million, or 16.2% of risk-weighted assets, which is above the required level of $14.3 million, or 10.0%. Accordingly, Pilgrim Bank was categorized as well capitalized at March 31, 2016 and December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2016, we had outstanding commitments to originate loans of $5.7 million, commitments to purchase loans of $20.0 million, and unadvanced funds on loans of $22.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination and securities purchase commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $50.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2016.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
January 1 through January 31, 2016	32,000	$13.13	55,100	34,803
February 1 through February 29, 2016	3,000	$13.03	58,100	31,803
March 1 through March 31, 2016	0	$0.00	58,100	31,803

(1)	On November 24, 2015, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may purchase up to 89,903 shares of the Company’s common stock equal to 4.0% of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: May 12, 2016	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: May 12, 2016	/s/ Christopher G. McCourt
Christopher G. McCourt Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*
3.2	Bylaws of Pilgrim Bancshares, Inc.*
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

