Form 10-Q
period 2016-06-30
Pilgrim Bancshares, Inc.
filed 2016-08-01
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

As of August 1, 2016, there were issued and outstanding 2,260,439 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$1,662	$2,351
Interest-bearing demand deposits with other banks	6,474	8,319
Total cash and cash equivalents	8,136	10,670
Interest-bearing time deposits with other banks	1,087	1,087
Investments in available-for-sale securities (at fair value)	17,040	16,556
Investments in held-to-maturity securities (fair value of $140 at June 30, 2016, and $155 at December 31, 2015)	110	120
Federal Home Loan Bank stock, at cost	1,152	971
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $951 at June 30, 2016, and $886 at December 31, 2015	191,629	170,427
Premises and equipment, net	5,035	5,177
Investment in real estate, net	1,556	1,578
Accrued interest receivable	543	508
Deferred income tax asset, net	403	496
Bank-owned life insurance	2,297	2,276
Other assets	325	257
Total assets	$229,697	$210,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$17,482	$15,290
Interest-bearing	165,116	154,082
Total deposits	182,598	169,372
Federal Home Loan Bank advances	14,500	8,500
Other liabilities	524	666
Total liabilities	197,622	178,538
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,260,439 shares issued at June 30, 2016 and 2,224,489 shares issued at December 31, 2015	23	22
Additional paid-in capital	20,936	20,466
Retained earnings	13,594	13,253
Unearned compensation - ESOP (164,822 shares unallocated at June 30, 2016 and 167,819 shares unallocated at December 31, 2015)	(1,648)	(1,679)
Unearned compensation - Restricted Stock (70,950 shares non-vested at June 30, 2016)	(897)	-
Accumulated other comprehensive income (loss)	67	(93)
Total stockholders' equity	32,075	31,969
Total liabilities and stockholders' equity	$229,697	$210,507

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,838	$1,609	$3,610	$3,143
Interest on debt securities:
Taxable	54	45	106	86
Tax-exempt	13	17	27	34
Other interest and dividends	23	11	51	25
Total interest and dividend income	1,928	1,682	3,794	3,288
Interest expense:
Interest on deposits	347	238	675	479
Interest on Federal Home Loan Bank advances	27	15	51	28
Total interest expense	374	253	726	507
Net interest and dividend income	1,554	1,429	3,068	2,781
Provision for loan losses	36	38	72	60
Net interest and dividend income after provision for loan losses	1,518	1,391	2,996	2,721
Noninterest income:
Service charges on deposit accounts	28	32	54	60
Gain on sales/calls of securities, net	3	-	3	-
Gain on sales of loans, net	17	3	34	37
Rental income	67	64	134	131
Other income	31	34	68	64
Total noninterest income	146	133	293	292
Noninterest expense:
Salaries and employee benefits	815	739	1,620	1,510
Occupancy expense	125	135	260	298
Equipment expense	47	45	94	93
Data processing expense	101	89	197	177
Professional fees	101	103	199	196
Federal Deposit Insurance Corporation assessment	38	34	74	71
Communications expense	22	30	64	60
Advertising and public relations expense	29	40	63	56
Insurance expense	15	20	30	40
Supplies expense	13	17	29	32
Other expense	59	61	113	124
Total noninterest expense	1,365	1,313	2,743	2,657
Income before income taxes	299	211	546	356
Income tax expense	114	77	205	121
Net income	$185	$134	$341	$235

Weighted-average number of common shares outstanding:
Basic	2,023,918	2,076,024	2,027,338	2,075,274
Diluted	2,023,990	2,076,024	2,027,400	2,075,274

Earnings per share:
Basic	$0.09	$0.06	$0.17	$0.11
Diluted	$0.09	$0.06	$0.17	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$185	$134	$341	$235
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	89	(110)	256	(46)
Reclassification adjustment for net realized gains in net income (1)	(3)	-	(3)	-
Other comprehensive income (loss) before income tax effect	86	(110)	253	(46)
Income tax (expense) benefit	(32)	41	(93)	17
Other comprehensive income (loss), net of tax	54	(69)	160	(29)
Comprehensive income	$239	$65	$501	$206

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales/calls of securities, net; the tax expense amount, which was immaterial for the three and six months ended June 30, 2016, is included in income tax expense, and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015 (unaudited)

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	(Loss) Income	Total
Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$-	$(51)	$31,602
Net income	-	-	-	235	-	-	-	235
Common stock held by ESOP committed to be allocated (2,997 shares)	-	-	5	-	30	-	-	35
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(29)	(29)
Issuance costs related to initial public offering	-	-	(16)	-	-	-	-	(16)
Balance, June 30, 2015	2,247,589	$22	$20,759	$12,834	$(1,708)	$-	$(80)	$31,827

Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$-	$(93)	$31,969
Net income	-	-	-	341	-	-	-	341
Common stock held by ESOP committed to be allocated (2,997 shares)	-	-	8	-	31	-	-	39
Restricted stock granted in connection with equity incentive plan	70,950	1	911	-	-	(912)	-	-
Share based compensation-restricted stock	-	-	-	-	-	15	-	15
Share based compensation-options	-	-	10	-	-	-	-	10
Shares purchased and retired	(35,000)	-	(459)	-	-	-	-	(459)
Other comprehensive income, net of tax effect	-	-	-	-	-	-	160	160
Balance, June 30, 2016	2,260,439	$23	$20,936	$13,594	$(1,648)	$(897)	$67	$32,075

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$341	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	72	60
Capitalized - interest-interest-bearing deposits	-	(5)
Amortization of securities, net	40	43
Gain on sales/call of securities, net	(3)	-
Loans originated for sale	(1,788)	(1,260)
Proceeds from sales of loans originated for sale	1,822	1,297
Gain on sales of loans	(34)	(37)
Change in deferred origination fees, costs and discounts	(145)	(2)
Depreciation and amortization	167	171
Stock based compensation expense	64	35
Increase in accrued interest receivable	(35)	(8)
Increase in bank-owned life insurance	(21)	(24)
Decrease in other assets	(68)	31
Decrease in other liabilities	(142)	(19)

Net cash provided by operating activities	270	517

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	-	1,500
Purchase of Federal Home Loan Bank stock	(260)	(137)
Redemption of Federal Home Loan Bank stock	79	-
Purchases of available-for-sale securities	(3,440)	(2,787)
Proceeds from maturities/calls/pay downs of available-for-sale securities	3,167	986
Proceeds from maturities of held-to-maturity securities	15	19
Loan principal originations and collections, net	(6,389)	(9,725)
Loans purchased	(19,775)	(8,055)
Loan participations sold	5,035	1,650
Capital expenditures	(3)	(43)

Net cash used in investing activities	(21,571)	(16,592)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	3,199	2,021
Net increase (decrease) in time deposits	10,027	(1,328)
Payments on Federal Home Loan Bank long-term advances	-	(500)
Proceeds from Federal Home Loan Bank long-term advances	6,000	5,500
Net change in short-term Federal Home Loan Bank advances	-	(1,000)
Issuance costs related to initial public offering	-	(16)
Purchase and retirement of common stock	(459)	-

Net cash provided by financing activities	18,767	4,677

Net decrease in cash and cash equivalents	(2,534)	(11,398)
Cash and cash equivalents at beginning of period	10,670	18,295
Cash and cash equivalents at end of period	$8,136	$6,897

Supplemental disclosures:
Interest paid	$725	$504
Income taxes paid	416	83

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bancshares, Inc. (the “Company”), was incorporated in February 2014 under the laws of the State of Maryland. The Company owns all of the outstanding shares of common stock of Pilgrim Bank (the “Bank”). The Bank is a Massachusetts chartered stock bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“the FDIC”).

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Information included herein as of June 30, 2016 and for the interim periods ended June 30, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and the valuation of deferred tax assets.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of beginning of the fiscal years or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).”  The amendments in this ASU affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a reporting entity’s portfolio.  Additionally, this ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  The Company is currently reviewing the amendments in this ASU to determine the impact on its consolidated financial statements.

NOTE 4 - EARNINGS PER SHARE (EPS)

The Company has adopted the EPS guidance included in Accounting Standards Codification (“ASC”) 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the three and six months ended June 30, 2016 and 2015 (unaudited) have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (In thousands)	$185	$134	$341	$235

Basic and diluted common shares:
Weighted average common shares outstanding	2,189,489	2,247,589	2,193,659	2,247,589
Weighted average unallocated ESOP shares	(165,571)	(171,565)	(166,321)	(172,315)
Basic weighted average shares outstanding	2,023,918	2,076,024	2,027,338	2,075,274

Dilutive potential common shares-options	-	-	-	-
Dilutive effect of unearned restricted stock	72	-	62	-
Diluted weighted average shares outstanding	2,023,990	2,076,024	2,027,400	2,075,274

Basic earnings per share	$0.09	$0.06	$0.17	$0.11
Diluted earnings per share	$0.09	$0.06	$0.17	$0.11

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
June 30, 2016 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$7,490	$51	$-	$7,541
Debt securities issued by states of the United States and political subdivisions of the states	2,401	43	15	2,429
Mortgage-backed securities	7,043	64	37	7,070
	$16,934	$158	$52	$17,040

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$6,339	$6	$34	$6,311
Debt securities issued by states of the United States and political subdivisions of the states	2,456	7	19	2,444
Mortgage-backed securities	7,908	6	113	7,801
	$16,703	$19	$166	$16,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
June 30, 2016 (unaudited):
Mortgage-backed securities	$110	$30	$-	$140
	$110	$30	$-	$140

December 31, 2015:
Mortgage-backed securities	$120	$35	$-	$155
	$120	$35	$-	$155

The scheduled maturities of debt securities were as follows as of June 30, 2016 (unaudited):

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$-	$-	$-
Due after one year through five years	8,374	-	-
Due after five years through ten years	1,325	-	-
Due after ten years	271	-	-
Mortgage-backed securities	7,070	110	140
	$17,040	$110	$140

No available-for-sale securities were sold during the six months ended June 30, 2016 and 2015 (unaudited).

As of June 30, 2016 (unaudited) and December 31, 2015, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2016 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$400	$-	$-	$-	$400	$-
Debt securities issued by states of the United States and political subdivisions of the states	340	10	100	5	440	15
Mortgage-backed securities	252	2	2,419	35	2,671	37
Total temporarily impaired securities	$992	$12	$2,519	$40	$3,511	$52

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$5,320	$21	$487	$13	$5,807	$34
Debt securities issued by states of the United States and political subdivisions of the states	-	-	912	19	912	19
Mortgage-backed securities	4,302	46	2,101	67	6,403	113
Total temporarily impaired securities	$9,622	$67	$3,500	$99	$13,122	$166

As of June 30, 2016 (unaudited), investment securities with unrealized losses consist of one debt security issued by U.S. government agencies and government-sponsored enterprises, two debt securities issued by states of the United States and political subdivisions of the states and thirteen mortgage-backed securities. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes. The Company did not record any other-than-temporary impairment losses of securities during the three and six months ended June 30, 2016 and 2015.

NOTE 6 - LOANS

Loans consisted of the following:

	June 30,	December 31,
	2016	2015
	(unaudited)
		(In Thousands)
Real estate loans:
One-to four- family residential	$123,383	$104,861
Commercial	22,698	21,848
Multi-family	16,408	16,559
Home equity loans and lines of credit	2,215	2,093
Construction	21,842	18,755
Commercial and industrial loans	3,277	3,964
Consumer loans:
Consumer lines of credit	21	20
Other consumer loans	2,438	3,060
	192,282	171,160
Net deferred loan origination fees, costs and discounts	298	153
Allowance for loan losses	(951)	(886)
Net loans	$191,629	$170,427

The following tables set forth information regarding the allowance for loan losses for the six months ended June 30, 2016 and 2015 (unaudited) and at June 30, 2016 (unaudited) and December 31, 2015:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Six months ended June 30, 2016 (unaudited):
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	(7)	-	(7)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	77	(18)	-	(2)	14	(2)	-	1	2	72
Ending balance	$450	$128	$62	$12	$230	$11	$1	$23	$34	$951

Six months ended June 30, 2015 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(15)	1	5	(5)	81	11	-	14	(32)	60
Ending balance	$347	$135	$41	$22	$202	$19	$1	$34	$2	$803

At June 30, 2016 (unaudited):
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	429	128	62	12	230	11	1	23	34	930
Total allowance for loan losses ending balance	$450	$128	$62	$12	$230	$11	$1	$23	$34	$951

Loans:
Ending balance:
Individually evaluated for impairment	$5,260	$669	$-	$59	$-	$-	$-	$-	$-	$5,988
Ending balance:
Collectively evaluated for impairment	118,123	22,029	16,408	2,156	21,842	3,277	21	2,438	-	186,294
Total loans ending balance	$123,383	$22,698	$16,408	$2,215	$21,842	$3,277	$21	$2,438	$-	$192,282

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2015:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	352	146	62	14	216	13	1	29	32	865
Total allowance for loan losses ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Loans:
Ending balance:
Individually evaluated for impairment	$5,665	$679	$-	$59	$-	$-	$-	$-	$-	$6,403
Ending balance:
Collectively evaluated for impairment	99,196	21,169	16,559	2,034	18,755	3,964	20	3,060	-	164,757
Total loans ending balance	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$-	$171,160

The following tables set forth information regarding nonaccrual loans and past-due loans at June 30, 2016 (unaudited) and December 31, 2015:

							90 Days
			90 Days				or More
			or More	Total	Total		Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
June 30, 2016 (unaudited):
Real estate loans:
One- to four-family residential	$1,089	$-	$-	$1,089	$122,294	$123,383	$-	$13
Commercial	669	-	-	669	22,029	22,698	-	-
Multi-family	-	-	-	-	16,408	16,408	-	-
Home equity loans and lines of credit	-	59	-	59	2,156	2,215	-	-
Construction	-	-	-	-	21,842	21,842	-	-
Commercial and industrial loans	-	-	-	-	3,277	3,277	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	21	21	-	-
Other consumer	6	-	-	6	2,432	2,438	-	-
Total	$1,764	$59	$-	$1,823	$190,459	$192,282	$-	$13

December 31, 2015:
Real estate loans:
One- to four-family residential	$1,088	$18	$1,393	$2,499	$102,362	$104,861	$-	$1,410
Commercial	-	-	-	-	21,848	21,848	-	-
Multi-family	-	-	-	-	16,559	16,559	-	-
Home equity loans and lines of credit	-	59	-	59	2,034	2,093	-	-
Construction	-	-	-	-	18,755	18,755	-	-
Commercial and industrial loans	-	-	-	-	3,964	3,964	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	20	20	-	-
Other consumer	16	-	-	16	3,044	3,060	-	-
Total	$1,104	$77	$1,393	$2,574	$168,586	$171,160	$-	$1,410

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall – Subsequent Measurement,” is as follows at June 30, 2016 (unaudited) and December 31, 2015 and the six months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
June 30, 2016 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$4,693	$4,693	$-	$3,850	$85
Commercial	669	669	-	674	15
Home equity loans and lines of credit	59	141	-	59	2
Total impaired with no related allowance	$5,421	$5,503	$-	$4,583	$102

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21	$567	$10
Commercial	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$567	$567	$21	$567	$10

Total
Real estate loans:
One- to four-family residential	$5,260	$5,260	$21	$4,417	$95
Commercial	669	669	-	674	15
Home equity loans and lines of credit	59	141	-	59	2
Total impaired loans	$5,988	$6,070	$21	$5,150	$112

December 31, 2015:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,098	$5,098	$-	$5,657	$183
Commercial	679	679	-	689	44
Home equity loans and lines of credit	59	141	-	54	4
Total impaired with no related allowance	$5,836	$5,918	$-	$6,400	$231

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21	$571	$19
Commercial	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Total impaired with an allowance recorded	$567	$567	$21	$571	$19

Total
Real estate loans:
One- to four-family residential	$5,665	$5,665	$21	$6,228	$202
Commercial	679	679	-	689	44
Home equity loans and lines of credit	59	141	-	54	4
Total impaired loans	$6,403	$6,485	$21	$6,971	$250

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
June 30, 2016 (unaudited):
Grade:
Pass	$-	$22,029	$16,408	$-	$21,842	$3,277	$-	$-	$63,556
Special mention	2,347	669	-	53	-	-	-	-	3,069
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	120,469	-	-	2,156	-	-	21	2,438	125,084
Total	$123,383	$22,698	$16,408	$2,215	$21,842	$3,277	$21	$2,438	$192,282

December 31, 2015:
Grade:
Pass	$-	$21,169	$16,559	$-	$18,755	$3,964	$-	$-	$60,447
Special mention	539	-	-	53	-	-	-	-	592
Substandard	3,796	679	-	6	-	-	-	-	4,481
Loans not formally rated	100,526	-	-	2,034	-	-	20	3,060	105,640
Total	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$171,160

At June 30, 2016 (unaudited) and December 31, 2015, there were no loans rated “doubtful” or “loss.”

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

During the six months ended June 30, 2016 (unaudited), five loans were modified as TDRs. The following table sets forth information regarding loans modified as TDRs during the six months ended June 30, 2016.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
June 30, 2016:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	3	$2,121	$2,121
Home equity loans and lines of credit	2	59	59
	5	$2,180	$2,180

At June 30, 2016 there were no loans modified as TDRs that subsequently defaulted.

As of June 30, 2016 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following table provides information on how loans were modified as TDRs:

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)

June 30, 2016
Real estate loans:
One- to four- family residential	$-	$2,121	$-
Home equity loans and lines of credit	-	59	-
Total	$-	$2,180	$-

An analysis of the loans modified as TDRs was performed as of June 30, 2016. An allowance of $21,000 was assigned to 1 one-to-four family residential loan. All loans were accruing.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $27.4 million and $21.8 million at June 30, 2016 (unaudited) and December 31, 2015, respectively.

On March 25, 2106, the Company entered into an agreement to purchase $20.0 million of residential mortgages, with 50% of the purchase being fixed rate loans and 50% being adjustable rate mortgages of varying maturities. The purchase premium is fixed at 1%. As of June 30, 2016, the Company had purchased $8.5 million of loans under this agreement.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at June 30, 2016 (unaudited) and December 31, 2015 was $24.4 million and $20.9 million, respectively. The totals at June 30, 2016 and December 31, 2015 exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit.

For time deposits as of June 30, 2016 (unaudited), the scheduled maturities for each of the following five years ended June 30 are:

(In Thousands)
2017	$57,366
2018	21,701
2019	4,137
2020	1,694
2021	8,379
Total	$93,277

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the Federal Home Loan Bank of Boston (“FHLB”) for the years ending after June 30, 2016 (unaudited) are summarized as follows:

(In Thousands)
2017	$2,500
2018	3,000
2019	-
2020	-
2021	-
Thereafter	9,000
$14,500

Interest rates range from 0.49% to 1.36% with a weighted-average interest rate of 0.88% at June 30, 2016 (unaudited).

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of June 30, 2016 (unaudited) and December 31, 2015. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015.

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

The following summarizes assets measured at fair value as of June 30, 2016 (unaudited) and December 31, 2015.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2016 (unaudited) :
Debt securities issued by U.S. government corporations and agencies	$7,541	$-	$7,541	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,429	-	2,429	-
Mortgage-backed securities	7,070	-	7,070	-
Totals	$17,040	$-	$17,040	$-

December 31, 2015 :
Debt securities issued by U.S. government corporations and agencies	$6,311	$-	$6,311	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,444	-	2,444	-
Mortgage-backed securities	7,801	-	7,801	-
Totals	$16,556	$-	$16,556	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at June 30, 2016 (unaudited) and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2016 (unaudited):
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

December 31, 2015:
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2016 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,136	$8,136	$-	$-	$8,136
Interest-bearing time deposits with other banks	1,087	-	1,087	-	1,087
Available-for-sale securities	17,040	-	17,040	-	17,040
Held-to-maturity securities	110	-	140	-	140
Federal Home Loan Bank stock	1,152	1,152	-	-	1,152
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	191,629	-	-	193,613	193,613
Accrued interest receivable	543	543	-	-	543

Financial liabilities:
Deposits	182,598	-	183,198	-	183,198
FHLB advances	14,500	-	14,512	-	14,512

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,670	$10,670	$-	$-	$10,670
Interest-bearing time deposits with other banks	1,087	-	1,086	-	1,086
Available-for-sale securities	16,556	-	16,556	-	16,556
Held-to-maturity securities	120	-	155	-	155
Federal Home Loan Bank stock	971	971	-	-	971
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	170,427	-	-	171,150	171,150
Accrued interest receivable	508	508	-	-	508

Financial liabilities:
Deposits	169,372	-	170,134	-	170,134
FHLB advances	8,500	-	8,458	-	8,458

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of June 30, 2016 (unaudited) and December 31, 2015 under the indicated captions. Accounting policies related to financial instruments are described below.

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

Management believes, as of June 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2016 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2016 (unaudited) :
Total Capital (to Risk Weighted Assets)	$23,560	14.7%	$12,858	8.0%	$16,073	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,598	14.1	9,644	6.0	12,858	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,598	14.1	7,233	4.5	10,447	6.5
Tier 1 Capital (to Average Assets)	22,598	10.1	8,959	4.0	11,199	5.0

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$23,066	16.2%	$11,408	8.0%	$14,260	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	8,556	6.0	11,408	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	6,417	4.5	9,269	6.5
Tier 1 Capital (to Average Assets)	22,171	10.9	8,169	4.0	10,211	5.0

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

During the six month period ending June 30, 2016 (unaudited), a total of 35,000 shares of common stock were repurchased at an average cost of $13.12.

NOTE 12 – EQUITY INCENTIVE PLANS

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. The maximum term of each option is ten years. At June 30, 2016, there were 18,953 restricted stock awards and 55,258 stock options available for future grants.

The fair value of each option awarded for the 2015 EIP is estimated on the date of the grant using the Black-Scholes Option-Pricing Model. The expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period. The expected volatility is based on peer group volatility because the Company does not have sufficient trading history. The dividend yield is based on the Company’s expectation of no dividend payouts. The risk-free rate was based on the U.S. Treasury yield curve in effect at the date of the grant for a period equivalent to the expected life of the option.

The weighted average assumptions used and fair value for options granted during the six months ended June 30, 2016 are as follows:

Stock Option
Assumptions
Expected life (years)	6.40 years
Expected dividend yield	0%
Expected volatility	20.24%
Expected forfeiture rate	0%
Risk free rate	1.67%
Fair value per option	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the six months ended June 30, 2016 is as follows:

Stock Options
2016
Number of
Shares

Outstanding at beginning of period	-
Granted	169,500
Outstanding at end of period	169,500

Exercisable at end of period	-

Weighted average fair value of options granted during the period	$3.17
Weighted average contractual life remaining	9.9 years
Weighted average exercise price	$12.85

Non-vested
Restricted Stock
2016
Number of
Shares

Outstanding at beginning of period	-
Granted	70,950
Outstanding at end of period	70,950
Weighted average grant date fair value	$12.85

As of June 30, 2016, unrecognized share-based compensation expense related to non-vested options amounted to $527,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $897,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.7 years.

For the three and six months ended June 30, 2016, the Company recognized compensation expense for stock options of $10,000, and the recognized tax benefit related to this expense was $1,000. For the three and six months ended June 30, 2016, the Company recognized compensation expense for restricted stock awards of $15,000, and the recognized tax benefit related to this expense was $6,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2016, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016.

Comparison of Financial Condition at June 30, 2016 (unaudited) and December 31, 2015

Total assets increased $19.2 million, or 9.1%, to $229.7 million at June 30, 2016 from $210.5 million at December 31, 2015. The increase was primarily due to an increase in loans.

Total cash and cash equivalents decreased $2.5 million, or 23.7%, to $8.1 million at June 30, 2016 from $10.7 million at December 31, 2015. The decrease in cash resulted from the timing of normal cash flows.

Net loans increased $21.2 million, or 12.4%, to $191.6 million at June 30, 2016 from $170.4 million at December 31, 2015. The Company originated $43.2 million and purchased $19.8 million of new loans during the six months ended June 30, 2016. Partially offsetting the loan originations and purchases were $25.1 million of loan payoffs and amortization, $6.8 million of loan and loan participations sold and $9.9 million of unadvanced funds on loans originated during the six months ended June 30, 2016. Investment securities classified as available-for-sale increased $484,000, or 2.9%, to $17.0 million at June 30, 2016 from $16.6 million at December 31, 2015, due to the purchase of U.S. government and agency securities. Investment securities classified as held-to-maturity decreased $10,000, or 8.3%, to $110,000 at June 30, 2016, from $120,000 at December 31, 2015 due to payments in the ordinary course of business and a payoff of one security.

Bank-owned life insurance at June 30, 2016 increased $21,000, or 0.9%, compared to December 31, 2015 due to normal increases in cash surrender value.

Deposits increased $13.2 million, or 7.8%, to $182.6 million at June 30, 2016 from $169.4 million at December 31, 2015, primarily due to a $10.0 million increase in certificates of deposit, a $2.2 million increase in noninterest-bearing demand accounts, a $745,000 increase in savings accounts, a $141,000 increase in Money Market accounts, and a $123,000 increase in NOW accounts. Our core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively increased $3.2 million, or 3.7%, to $89.3 million at June 30, 2016 from $86.1 million at December 31, 2015.

FHLB advances increased $6.0 million, or 70.6%, to $14.5 million at June 30, 2016 from $8.5 million at December 31, 2015, to fund loan growth. FHLB advances as of June 30, 2016 were long term borrowings.

Stockholders’ equity increased $106,000, or 0.3%, to $32.1 million at June 30, 2016 from $32.0 million at December 31, 2015. The increase was driven by $341,000 of net income for the six months ended June 30, 2016 and $160,000 in other comprehensive income, due to an increase in the net unrealized gain position of our available-for-sale investment securities portfolio. Partially offsetting the increase was the purchase and retirement of 35,000 shares of the Company’s common stock at a cost of $459,000.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30, 2016			At December 31, 2015
	(unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$1,089	$-	$-	$1,088	$18	$1,393
Commercial	669	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	-	59	-	-	59	-
Construction	-	-	-	-	-	-
Total real estate	1,758	59	-	1,088	77	1,393
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	6	-	-	16	-	-
Total loans	$1,764	$59	$-	$1,104	$77	$1,393

(1)	There were no delinquent non-owner occupied residential real estate loans at June 30, 2016 or December 31, 2015.

The decrease in total delinquent loans 90 days or more past due from December 31, 2015 to June 30, 2016 was the result of the payoff of one loan in the amount of $1.4 million.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2016 and December 31, 2015.

	At June 30,	At December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Classified assets:
Substandard:
Loans(1)	$573	$4,481
Securities	108	115
Other real estate owned	-	-
Total substandard	681	4,596
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$681	$4,596
Special mention	$3,069	$592

(1) Includes $1.4 million of non-accruing loans that were more than 90 days past due at December 31, 2015.

The decrease in classified assets from December 31, 2015 to June 30, 2016 was the result of the payoff of one non-accruing loan in the amount of $1.4 million, the upgrade of two loans totaling $2.5 million from “substandard” to “special mention,” and normal amortization.

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
	(Dollars In Thousands)
	(unaudited)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$13	$1,410
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	13	1,410
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	13	1,410

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	13	1,410

Other non-performing assets	-	-
Total non-performing assets	13	1,410

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	5,260	4,272
Commercial	669	679
Multi-family	-	-
Home equity loans and lines of credit	59	59
Total real estate	5,988	5,010
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	5,988	5,010

Total non-performing loans and troubled debt restructurings	$6,001	$6,420

Non-performing loans to total loans	0.01%	0.82%
Non-performing assets to total assets	0.01%	0.67%
Non-performing assets and troubled debt restructurings to total assets	2.61%	3.05%

(1)	There were no non-performing non-owner occupied residential real estate loans at June 30, 2016 or December 31, 2015.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at June 30, 2016 or December 31, 2015.

The decrease in non-performing assets from December 31, 2015 to June 30, 2016 was the result of the payoff of a non-accruing loan totaling $1.4 million.

Non-performing loans totaled $13,000 at June 30, 2016, and consisted of one owner occupied one- to four- family residential loan. We had no non-performing commercial real estate and multi-family loans at June 30, 2016. We had no foreclosed real estate at June 30, 2016.

Interest income that would have been recorded for the six months ended June 30, 2016, had the one non-accruing loan been current according to its original terms, amounted to less than $1,000.

Other Loans of Concern. There were no other loans at June 30, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015

General. Net income for the three months ended June 30, 2016 was $185,000, compared to net income of $134,000 for the three months ended June 30, 2015. The increase of $51,000, or 38.1%, in net income was due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2016 increased $246,000, or 14.6%, to $1.9 million compared to $1.7 million for the three months ended June 30, 2015. The increase in interest and dividend income was the result of higher average loans in the three months ended June 30, 2016. The average balance of loans during the three months ended June 30, 2016 increased $27.2 million to $183.5 million from $156.3 million for the three months ended June 30, 2015, while the average yield on loans decreased 11 basis points to 4.01% for the three months ended June 30, 2016 from 4.12% for the three months ended June 30, 2015. The average balance of investment securities increased $3.8 million to $17.3 million for the three months ended June 30, 2016 from $13.5 million for the three months ended June 30, 2015, and the yield on investment securities (on a tax-equivalent basis) decreased 36 basis points to 1.72% for the three months ended June 30, 2016 from 2.08% for the three months ended June 30, 2015.

Interest Expense. Total interest expense increased $121,000, or 47.8%, to $374,000 for the three months ended June 30, 2016 from $253,000 for the three months ended June 30, 2015. Interest expense on interest-bearing deposit accounts increased $109,000, or 45.8%, to $347,000 for the three months ended June 30, 2016 from $238,000 for the three months ended June 30, 2015. The increase was primarily due to higher average deposit balances and overall changes in the deposit mix.

Interest expense on FHLB advances increased $12,000, or 80.0%, to $27,000 for the three months ended June 30, 2016 from $15,000 for the three months ended June 30, 2015. The average balance of advances increased $2.4 million, or 29.6%, to $10.6 million for the three months ended June 30, 2016 from $8.2 million for the three months ended June 30, 2015. The cost of funds on FHLB advances increased 26 basis points to 0.99% for the three months ended June 30, 2016 from 0.73% for the three months ended June 30, 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $125,000, or 8.7%, to $1.6 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015. On a tax-equivalent basis, net interest and dividend income increased $124,000, or 8.6%, to $1.6 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015. The tax-equivalent basis increase resulted from a $245,000 increase in interest income, partially offset by a $121,000 increase in interest expense. Our average interest-earning assets increased $34.3 million to $213.0 million for the three months ended June 30, 2016 from $178.7 million for the three months ended June 30, 2015. Our net interest rate spread decreased 31 basis points to 2.77% for the three months ended June 30, 2016 from 3.08% for the three months ended June 30, 2015, and our net interest margin decreased 29 basis points to 2.93% for the three months ended June 30, 2016 from 3.22% for the three months ended June 30, 2015. The decrease in our interest rate spread and net interest margin reflected a reduction in the average yield on loans and higher average balances of certificates of deposit, and related cost of funds.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2016 of $36,000, compared to a provision of $38,000 for the three months ended June 30, 2015. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There was a charge-off of $7,000 related to a consumer loan, for the three months ended June 30, 2016. No charge-offs were recognized for the three months ended June 30, 2015. The allowance for loan losses was $951,000, or 0.49% of total loans at June 30, 2016, compared to $803,000, or 0.50% of total loans at June 30, 2015.

Noninterest Income. Noninterest income increased $13,000, or 9.8%, to $146,000 for the three months ended June 30, 2016 from $133,000 for the three months ended June 30, 2015. The increase was primarily due to net gains on sales of loans of $17,000 for the three months ended June 30, 2016 compared to $3,000 for the three months ended June 30, 2015.

Noninterest Expense. Noninterest expense increased $52,000, or 4.0%, to $1.4 million for the three months ended June 30, 2016 compared to $1.3 million for the three months ended June 30, 2015. The increase was primarily driven by an increase of $76,000 in salaries and benefits expense, due to staff merit increases and equity incentive compensation. Data processing expense increased $12,000, advertising and public relations expense decreased $11,000, occupancy expense decreased $10,000, and all other expenses decreased $15,000, spread across various categories.

Income Taxes. Income before income taxes of $299,000 resulted in income tax expense of $114,000 for the three months ended June 30, 2016, compared to income before income taxes of $211,000 resulting in an income tax expense of $77,000 for the three months ended June 30, 2015. The effective income tax rate was 38.1% for the three months ended June 30, 2016 compared to 36.5% for the three months ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015

General. Net income for the six months ended June 30, 2016 was $341,000, compared to net income of $235,000 for the six months ended June 30, 2015. The increase of $106,000, or 45.1%, in net income, was due to an increase in net interest income and noninterest income, partially offset by an increase in provision for loan losses, and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2016 increased $506,000, or 15.4%, to $3.8 million compared to $3.3 million for the six months ended June 30, 2015. The increase in interest and dividend income was the result of higher average loans in the six months ended June 30, 2016. The average balance of loans during the six months ended June 30, 2016 increased $23.9 million to $176.4 million from $152.5 million for the six months ended June 30, 2015, while the average yield on loans decreased three basis points to 4.09% for the six months ended June 30, 2016 from 4.12% for the six months ended June 30, 2015. The average balance of investment securities increased $4.4 million to $17.1 million for the six months ended June 30, 2016 from $12.8 million for the six months ended June 30, 2015, and the yield on investment securities (on a tax-equivalent basis) decreased 45 basis points to 1.71% for the six months ended June 30, 2016 from 2.16% for the six months ended June 30, 2015.

Interest Expense. Total interest expense increased $219,000, or 43.2%, to $726,000 for the six months ended June 30, 2016 from $507,000 for the six months ended June 30, 2015. Interest expense on interest-bearing deposit accounts increased $196,000, or 40.9%, to $675,000 for the six months ended June 30, 2016 from $479,000 for the six months ended June 30, 2015. The increase was primarily due to higher average deposit balances and overall changes in the deposit mix.

Interest expense on FHLB advances increased $23,000, or 82.1%, to $51,000 for the six months ended June 30, 2016 from $28,000 for the six months ended June 30, 2015. The average balance of advances increased $2.1 million, or 29.7%, to $9.6 million for the six months ended June 30, 2016 from $7.4 million for the six months ended June 30, 2015. The cost of funds on FHLB advances increased 29 basis points to 1.04% for the six months ended June 30, 2016 from 0.75% for the six months ended June 30, 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $287,000, or 10.3%, to $3.1 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015. On a tax-equivalent basis, net interest and dividend income increased $283,000, or 10.1%, to $3.1 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015. The tax-equivalent basis increase resulted from a $502,000 increase in interest income, partially offset by a $219,000 increase in interest expense. Our average interest-earning assets increased $29.4 million to $207.7 million for the six months ended June 30, 2016 from $178.2 million for the six months ended June 30, 2015. Our net interest rate spread decreased 18 basis points to 2.82% for the six months ended June 30, 2016 from 3.00% for the six months ended June 30, 2015, and our net interest margin decreased 17 basis points to 2.97% for the six months ended June 30, 2016 from 3.14% for the six months ended June 30, 2015. The decrease in our interest rate spread and net interest margin reflected higher average balances of certificates of deposit, and related cost of funds.

Provision for Loan Losses. We recorded a provision for loan losses for the six months ended June 30, 2016 of $72,000, compared to a provision of $60,000 for the six months ended June 30, 2015. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There was a charge-off of $7,000 related to a consumer loan for the six months ended June 30, 2016. No charge-offs were recognized for the six months ended June 30, 2015. The allowance for loan losses was $951,000, or 0.49% of total loans at June 30, 2016, compared to $803,000, or 0.50% of total loans at June 30, 2015.

Noninterest Income. Noninterest income increased $1,000, or 0.3%, to $293,000 for the six months ended June 30, 2016 from $292,000 for the six months ended June 30, 2015. The increase was spread across various categories.

Noninterest Expense. Noninterest expense increased $86,000, or 3.2%, to $2.7 million for the six months ended June 30, 2016 compared to $2.7 million for the six months ended June 30, 2015. The increase was primarily driven by an increase of $110,000 in salaries and benefits expense, due to staff merit increases and equity incentive compensation. Data processing expense increased $20,000, occupancy expense decreased $38,000, and all other expenses increased $6,000, spread across various categories.

Income Taxes. Income before income taxes of $546,000 resulted in income tax expense of $205,000 for the six months ended June 30, 2016, compared to income before income taxes of $356,000 resulting in an income tax expense of $121,000 for the six months ended June 30, 2015. The effective income tax rate was 37.5% for the six months ended June 30, 2016 compared to 34.0% for the six months ended June 30, 2015.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

	(In Thousands)
Interest-earning assets:
Loans	$183,463	$1,838	4.01%	$156,254	$1,609	4.12%
Interest-earning deposits	10,871	14	0.50%	7,720	7	0.37%
Investment securities(2)	17,327	74	1.72%	13,544	70	2.08%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	1,366	9	2.68%	1,193	4	1.34%
Total interest-earning assets	213,027	1,935	3.63%	178,711	1,690	3.78%
Noninterest-earning assets	10,991			11,394
Total assets	$224,018			$190,105

Interest-bearing liabilities:
Savings accounts	$20,581	7	0.15%	$18,866	9	0.20%
NOW accounts	22,329	3	0.05%	19,647	5	0.10%
Money market accounts	28,643	26	0.36%	31,797	30	0.37%
Certificates of deposit	92,066	311	1.35%	64,665	194	1.20%
Total interest-bearing deposits	163,619	347	0.85%	134,975	238	0.70%
Federal Home Loan Bank advances	10,618	27	0.99%	8,192	15	0.73%
Total interest-bearing liabilities	174,237	374	0.86%	143,167	253	0.71%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	17,290			13,724
Other noninterest-bearing liabilities	509			1,342
Total noninterest-bearing liabilities	17,799			15,066
Total liabilities	192,036			158,233
Total stockholders' equity	31,982			31,872
Total liabilities and total stockholders' equity	$224,018			$190,105
Net interest income		$1,561			$1,437
Net interest rate spread(3)			2.77%			3.07%
Net interest-earning assets(4)	$38,790			$35,544
Net interest margin(5)			2.93%			3.22%
Average interest-earning assets to interest-bearing liabilities	122.26%			124.63%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $7,000 and $8,000 was applied to tax-exempt income for the three months ended June 30, 2016 and June 30, 2015, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

	(In Thousands)
Interest-earning assets:
Loans	$176,382	$3,610	4.09%	$152,461	$3,143	4.12%
Interest-earning deposits	12,782	34	0.53%	11,822	18	0.31%
Investment securities(2)	17,144	147	1.71%	12,761	138	2.16%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	1,348	17	2.56%	1,164	7	1.21%
Total interest-earning assets	207,656	3,808	3.67%	178,208	3,306	3.71%
Noninterest-earning assets	11,043			11,438
Total assets	$218,699			$189,646

Interest-bearing liabilities:
Savings accounts	$20,626	15	0.15%	$18,252	18	0.20%
NOW accounts	21,691	5	0.05%	20,008	10	0.10%
Money market accounts	28,495	53	0.37%	32,302	60	0.37%
Certificates of deposit	89,621	602	1.34%	65,319	391	1.20%
Total interest-bearing deposits	160,433	675	0.84%	135,881	479	0.70%
Federal Home Loan Bank advances	9,559	51	1.04%	7,412	28	0.75%
Total interest-bearing liabilities	169,992	726	0.85%	143,293	507	0.71%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,201			13,334
Other noninterest-bearing liabilities	585			1,206
Total noninterest-bearing liabilities	16,786			14,540
Total liabilities	186,778			157,833
Total stockholders' equity	31,921			31,813
Total liabilities and total stockholders' equity	$218,699			$189,646
Net interest income		$3,082			$2,799
Net interest rate spread(3)			2.82%			3.00%
Net interest-earning assets(4)	$37,664			$34,915
Net interest margin(5)			2.97%			3.14%
Average interest-earning assets to interest-bearing liabilities	122.16%			124.18%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $14,000 and $18,000 was applied to tax-exempt income for the six months ended June 30, 2016 and June 30, 2015, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $270,000 and $517,000 for the six months ended June 30, 2016 and June 30, 2015, respectively. For the six months ended June 30, 2016 and 2015, net cash used in investing activities consists primarily of disbursements for the purchase of loans, the origination of loans, and the purchase of available-for-sale securities, offset by principal collections on loans, proceeds from loan sales, proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $21.6 million, and $16.6 million for the six months ended June 30, 2016 and June 30, 2015, respectively. During the six months ended June 30, 2016, we purchased $3.4 million of securities held as available-for-sale securities, and during the six months ended June 30, 2015, we purchased $2.8 million of securities held as available-for-sale. We sold no securities during the six months ended June 30, 2016 and 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $18.8 million and $4.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

At June 30, 2016, we exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $22.6 million or 14.1% of risk-weighted assets, which is above the required level of $10.4 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $22.6 million, or 14.1% of risk-weighted assets, which is above the required level of $12.9 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $22.6 million, or 10.1% of average assets, which is above the required level of $11.2 million, or 5.0% of average assets; and total risk-based capital of $23.6 million, or 14.7% of risk-weighted assets, which is above the required level of $16.1 million, or 10.0% of risk-weighted assets. At December 31, 2015, we exceeded all of our regulatory capital requirements with a CET1 capital level of $22.2 million, or 15.6% of risk-weighted assets, which was the above the required level of $9.3 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $22.2 million, or 15.6% of risk-weighted assets which is above the required level of $11.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $22.2 million, or 10.9% of average assets, which is above the required level of $10.2 million, or 5.0% of average assets; and a total risk-based capital of $23.1 million, or 16.2% of risk-weighted assets, which is above the required level of $14.3 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at June 30, 2016 and December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2016, we had outstanding commitments to originate loans of $8.1 million, commitments to purchase loans of $11.5 million, and unadvanced funds on loans of $22.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination, loan purchase and securities purchase commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $57.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)          The following table presents a summary of the Company’s share repurchases during the six months ended June 30, 2016.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
January 1 through January 31, 2016	32,000	$13.13	55,100	34,803
February 1 through February 29, 2016	3,000	$13.03	58,100	31,803
March 1 through March 31, 2016	0	$0.00	58,100	31,803
April 1 through April 30, 2016	0	$0.00	58,100	31,803
May 1 through May 31, 2016	0	$0.00	58,100	31,803
June 1 through June 30, 2016	0	$0.00	58,100	31,803

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

Pilgrim Bancshares, Inc.

Date: August 1, 2016	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: August 1, 2016	/s/ Christopher G. McCourt
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

101        The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii)  Consolidated Statements of Comprehensive Income; (iv)  Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*            Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

