Form 10-Q
period 2016-09-30
Pilgrim Bancshares, Inc.
filed 2016-11-14
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of November 14, 2016, there were issued and outstanding 2,253,439 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

Part I. – Financial Information

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$2,264	$2,351
Interest-bearing demand deposits with other banks	9,637	8,319
Total cash and cash equivalents	11,901	10,670
Interest-bearing time deposits with other banks	1,092	1,087
Investments in available-for-sale securities (at fair value)	17,595	16,556
Investments in held-to-maturity securities (fair value of $139 at September 30, 2016, and $155 at December 31, 2015)	107	120
Federal Home Loan Bank stock, at cost	2,231	971
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,013 at September 30, 2016, and $886 at December 31, 2015	207,515	170,427
Premises and equipment, net	4,979	5,177
Investment in real estate, net	1,545	1,578
Accrued interest receivable	581	508
Deferred income tax asset, net	426	496
Bank-owned life insurance	2,307	2,276
Other assets	217	257
Total assets	$250,880	$210,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$18,506	$15,290
Interest-bearing	162,975	154,082
Total deposits	181,481	169,372
Federal Home Loan Bank advances	36,372	8,500
Other liabilities	715	666
Total liabilities	218,568	178,538
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,253,439 shares issued at September 30, 2016 and 2,224,489 shares issued at December 31, 2015	23	22
Additional paid-in capital	20,876	20,466
Retained earnings	13,870	13,253
Unearned compensation - ESOP (163,324 shares unallocated at September 30, 2016 and 167,819 shares unallocated at December 31, 2015)	(1,634)	(1,679)
Unearned compensation - Restricted Stock	(852)	-
Accumulated other comprehensive income (loss)	29	(93)
Total stockholders' equity	32,312	31,969
Total liabilities and stockholders' equity	$250,880	$210,507

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Interest and dividend income:
Interest and fees on loans	$2,119	$1,696	$5,730	$4,839
Interest on debt securities:
Taxable	46	47	152	133
Tax-exempt	8	17	34	51
Other interest and dividends	21	12	72	37
Total interest and dividend income	2,194	1,772	5,988	5,060
Interest expense:
Interest on deposits	357	250	1,033	730
Interest on Federal Home Loan Bank advances	69	18	119	45
Total interest expense	426	268	1,152	775
Net interest and dividend income	1,768	1,504	4,836	4,285
Provision for loan losses	62	36	134	96
Net interest and dividend income after provision for loan losses	1,706	1,468	4,702	4,189
Noninterest income:
Service charges on deposit accounts	27	30	81	90
Gain on sales/calls of securities, net	25	16	28	17
Writedown of securities (includes losses of $3 for the three and nine month periods ended September 30, 2015, no amounts recognized in other comprehensive income in any of the periods before taxes)	-	(3)	-	(3)
Gain on sales of loans, net	9	17	43	54
Rental income	62	63	196	194
Other income	32	33	100	96
Total noninterest income	155	156	448	448
Noninterest expense:
Salaries and employee benefits	847	749	2,467	2,259
Occupancy expense	106	120	366	418
Equipment expense	49	45	143	138
Data processing expense	107	100	304	277
Professional fees	112	104	311	300
Federal Deposit Insurance Corporation assessment	38	36	112	106
Communications expense	27	31	91	90
Advertising and public relations expense	33	36	96	92
Insurance expense	15	20	46	61
Supplies expense	13	14	41	47
Other expense	54	49	167	173
Total noninterest expense	1,401	1,304	4,144	3,961
Income before income taxes	460	320	1,006	676
Income tax expense	184	117	389	238
Net income	$276	$203	$617	$438

Weighted-average number of common shares outstanding:
Basic	2,025,166	2,077,522	2,026,604	2,076,024
Diluted	2,025,829	2,077,522	2,026,809	2,076,024

Earnings per share:
Basic	$0.14	$0.10	$0.30	$0.21
Diluted	$0.14	$0.10	$0.30	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$276	$203	$617	$438
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(36)	110	220	63
Reclassification adjustment for net realized gains in net income (1)	(25)	(16)	(28)	(16)
Other comprehensive (loss) income before income tax effect	(61)	94	192	47
Income tax expense	23	(35)	(70)	(17)
Other comprehensive (loss) income, net of tax	(38)	59	122	30
Comprehensive income	$238	$262	$739	$468

(1) Reclassification adjustments are comprised of realized security gains.  The realized gains have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales/calls of securities, net; the tax expense amount which was $9,000 and $5,000 for the three months ended September 30, 2016 and 2015, respectively, and $10,000 and $6,000 for the nine months ended September 30, 2016 and 2015, respectively, is included in income tax expense. The after tax amount included in net income was $16,000 and $11,000 for the three months ended September 30, 2016 and 2015, respectively, and $18,000 and $10,000 for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015 (unaudited)

(In Thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned Compensation-	Unearned Compensation-	Other Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	(Loss) Income	Total
Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$-	$(51)	$31,602
Net income	-	-	-	438	-	-	-	438
Common stock held by ESOP committed to be allocated (4,495 shares)	-	-	8	-	45	-	-	53
Other comprehensive income, net of tax effect	-	-	-	-	-	-	30	30
Issuance costs related to initial public offering	-	-	(17)	-	-	-	-	(17)
Balance, September 30, 2015	2,247,589	$22	$20,761	$13,037	$(1,693)	$-	$(21)	$32,106

Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$-	$(93)	$31,969
Net income	-	-	-	617	-	-	-	617
Common stock held by ESOP committed to be allocated (4,495 shares)	-	-	13	-	45	-	-	58
Restricted stock granted in connection with equity incentive plan	70,950	1	911	-	-	(912)	-	-
Share based compensation-restricted stock	-	-	-	-	-	60	-	60
Share based compensation-options	-	-	36	-	-	-	-	36
Shares purchased and retired	(42,000)	-	(550)	-	-	-	-	(550)
Other comprehensive income, net of tax effect	-	-	-	-	-	-	122	122
Balance, September 30, 2016	2,253,439	$23	$20,876	$13,870	$(1,634)	$(852)	$29	$32,312

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$617	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	134	96
Capitalized interest on interest-bearing time deposits	(5)	(9)
Amortization of securities, net	65	63
Gain on sales/calls of securities, net	(28)	(17)
Loans originated for sale	(2,205)	(2,631)
Proceeds from sales of loans originated for sale	2,248	2,685
Gain on sales of loans, net	(43)	(54)
Change in deferred origination fees, costs and discounts	(224)	(47)
Writedown of securities	-	3
Depreciation and amortization	254	255
Stock based compensation expense	154	53
Increase in accrued interest receivable	(73)	(33)
Increase in bank-owned life insurance	(31)	(35)
Decrease in other assets	40	121
Increase in other liabilities	49	99

Net cash provided by operating activities	952	987

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	-	1,500
Purchase of Federal Home Loan Bank stock	(1,339)	(251)
Redemption of Federal Home Loan Bank stock	79	-
Purchases of available-for-sale securities	(6,342)	(4,384)
Proceeds from maturities/calls/pay downs of available-for-sale securities	4,245	2,438
Proceeds from sales of available-for-sale securities	1,208	-
Proceeds from maturities of held-to-maturity securities	18	28
Loan principal originations and collections, net	(12,875)	(13,284)
Loans purchased	(29,158)	(8,558)
Loan participations sold	5,035	1,650
Capital expenditures	(23)	(52)

Net cash used in investing activities	(39,152)	(20,913)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	3,660	(1,909)
Net increase in time deposits	8,449	7,004
Payments on Federal Home Loan Bank long-term advances	(2,728)	(1,000)
Proceeds from Federal Home Loan Bank long-term advances	30,600	5,500
Net change in short-term Federal Home Loan Bank advances	-	(500)
Issuance costs related to initial public offering	-	(17)
Purchase and retirement of common stock	(550)	-

Net cash provided by financing activities	39,431	9,078

Net increase (decrease) in cash and cash equivalents	1,231	(10,848)
Cash and cash equivalents at beginning of period	10,670	18,295
Cash and cash equivalents at end of period	$11,901	$7,447

Supplemental disclosures:
Interest paid	$1,133	$773
Income taxes paid	500	149

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements.  Information included herein as of September 30, 2016 and for the interim periods ended September 30, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and make targeted improvements to GAAP as follows:

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of item 5 above is permitted as of the beginning of fiscal years or interim periods for which financial statements have not been issued.  Early adoption of all other amendments in this ASU is not permitted.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. Under the extended transition period for an emerging growth company, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

EPS for the three and nine months ended September 30, 2016 and 2015 (unaudited) have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (In thousands)	$276	$203	$617	$438

Basic and diluted common shares:
Weighted average common shares outstanding	2,189,239	2,247,589	2,192,175	2,247,589
Weighted average unallocated ESOP shares	(164,073)	(170,067)	(165,571)	(171,565)
Basic weighted average shares outstanding	2,025,166	2,077,522	2,026,604	2,076,024

Dilutive effect of unearned restricted stock	663	-	205	-
Diluted weighted average shares outstanding	2,025,829	2,077,522	2,026,809	2,076,024

Basic earnings per share	$0.14	$0.10	$0.30	$0.21
Diluted earnings per share (1)	$0.14	$0.10	$0.30	$0.21

(1) Options to purchase 169,500 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016 because the effect is anti-dilutive.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
September 30, 2016 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$8,879	$25	$2	$8,902
Debt securities issued by states of the United States and political subdivisions of the states	2,706	31	14	2,723
Mortgage-backed securities	5,965	37	32	5,970
	$17,550	$93	$48	$17,595

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$6,339	$6	$34	$6,311
Debt securities issued by states of the United States and political subdivisions of the states	2,456	7	19	2,444
Mortgage-backed securities	7,908	6	113	7,801
	$16,703	$19	$166	$16,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
September 30, 2016 (unaudited):
Mortgage-backed securities	$107	$32	$-	$139
	$107	$32	$-	$139

December 31, 2015:
Mortgage-backed securities	$120	$35	$-	$155
	$120	$35	$-	$155

The scheduled maturities of debt securities were as follows as of September 30, 2016 (unaudited):

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$-	$-	$-
Due after one year through five years	10,043	-	-
Due after five years through ten years	1,314	-	-
Due after ten years	268	-	-
Mortgage-backed securities	5,970	107	139
	$17,595	$107	$139

Proceeds from sales of available-for-sale securities during the nine months ended September 30, 2016 (unaudited) were $1.2 million with gross realized gains of $24,000 and no gross realized losses. The tax expense related to these net realized gains for the nine month period ended September 30, 2016 (unaudited) amounted to $9,000.

As of September 30, 2016 (unaudited) and December 31, 2015, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2016 (unaudited):
Debt securities issued by U.S. government corporations and agencies	$1,997	$2	$-	$-	$1,997	$2
Debt securities issued by states of the United States and political subdivisions of the states	203	-	436	14	639	14
Mortgage-backed securities	586	3	1,477	29	2,063	32
Total temporarily impaired securities	$2,786	$5	$1,913	$43	$4,699	$48

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$5,320	$21	$487	$13	$5,807	$34
Debt securities issued by states of the United States and political subdivisions of the states	-	-	912	19	912	19
Mortgage-backed securities	4,302	46	2,101	67	6,403	113
Total temporarily impaired securities	$9,622	$67	$3,500	$99	$13,122	$166

As of September 30, 2016 (unaudited), investment securities with unrealized losses consist of 4 debt securities issued by U.S. government agencies and government-sponsored enterprises, 3 debt securities issued by states of the United States and political subdivisions of the states and 12 mortgage-backed securities.  The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades.  The unrealized losses in the above tables are primarily attributable to changes in market interest rates.  As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

For those debt securities for which the fair value of the security is less than its amortized cost basis and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

The following table summarizes other-than-temporary impairment losses on securities for the three and nine months ended September 30, 2016 and 2015 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Non-Agency	Non-Agency	Non-Agency	Non-Agency
	Mortgage-Backed	Mortgage-Backed	Mortgage-Backed	Mortgage-Backed
	Securities	Securities	Securities	Securities
	(In Thousands)		(In Thousands)

Total other-than-temporary impairment losses	$-	$3	$-	$3
Less: unrealized other-than-temporary losses recognized in other comprehensive income (loss) (1)	-	-	-	-
Net impairment losses recognized in earnings (2)	$-	$3	$-	$3

(1)  Represents the noncredit component of the other-than-temporary impairment on the securities.

(2)  Represents the credit component of the other-than-temporary impairment on securities

No other-than-temporary impairment losses were recognized for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of non-agency mortgage-backed securities. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model.  Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate.  The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss.  Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 6 - LOANS

Loans consisted of the following:

	September 30,	December 31,
	2016	2015
	(unaudited)
	(In Thousands)

Real estate loans:
One-to four- family residential	$132,440	$104,861
Commercial	25,521	21,848
Multi-family	18,850	16,559
Home equity loans and lines of credit	2,230	2,093
Construction	23,952	18,755
Commercial and industrial loans	2,975	3,964
Consumer loans:
Consumer lines of credit	17	20
Other consumer loans	2,166	3,060
	208,151	171,160
Net deferred loan origination fees, costs and discounts	377	153
Allowance for loan losses	(1,013)	(886)
Net loans	$207,515	$170,427

The following tables set forth information regarding the allowance for loan losses for the nine months ended September 30, 2016 and 2015 (unaudited) and at September 30, 2016 (unaudited) and December 31, 2015:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Consumer	Unallocated	Total
	(In Thousands)
Nine months ended September 30, 2016 (unaudited):
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	(7)	-	(7)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	72	1	9	(2)	60	(3)	-	(1)	(2)	134
Ending balance	$445	$147	$71	$12	$276	$10	$1	$21	$30	$1,013

Nine months ended September 30, 2015 (unaudited):
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	8	(14)	19	(13)	99	9	-	12	(24)	96
Ending balance	$370	$120	$55	$14	$220	$17	$1	$32	$10	$839

At September 30, 2016 (unaudited):
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	424	147	71	12	276	10	1	21	30	992
Total allowance for loan losses ending balance	$445	$147	$71	$12	$276	$10	$1	$21	$30	$1,013

Loans:
Ending balance:
Individually evaluated for impairment	$3,423	$659	$-	$6	$-	$-	$-	$-	$-	$4,088
Ending balance:
Collectively evaluated for impairment	129,017	24,862	18,850	2,224	23,952	2,975	17	2,166	-	204,063
Total loans ending balance	$132,440	$25,521	$18,850	$2,230	$23,952	$2,975	$17	$2,166	$-	$208,151

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Consumer	Unallocated	Total
At December 31, 2015:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	352	146	62	14	216	13	1	29	32	865
Total allowance for loan losses ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Loans:
Ending balance:
Individually evaluated for impairment	$5,665	$679	$-	$59	$-	$-	$-	$-	$-	$6,403
Ending balance:
Collectively evaluated for impairment	99,196	21,169	16,559	2,034	18,755	3,964	20	3,060	-	164,757
Total loans ending balance	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$-	$171,160

The following tables set forth information regarding nonaccrual loans and past-due loans at September 30, 2016 (unaudited) and December 31, 2015:

							90 Days
			90 Days				or More
			or More	Total	Total		Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
September 30, 2016 (unaudited):
Real estate loans:
One- to four-family residential	$567	$-	$-	$567	$131,873	$132,440	$-	$11
Commercial		-	-	-	25,521	25,521	-	-
Multi-family	-	-	-	-	18,850	18,850	-	-
Home equity loans and lines of credit	6	-	-	6	2,224	2,230	-	-
Construction	-	-	-	-	23,952	23,952	-	-
Commercial and industrial loans	-	-	-	-	2,975	2,975	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	17	17	-	-
Other consumer		-	-	-	2,166	2,166	-	-
Total	$573	$-	$-	$573	$207,578	$208,151	$-	$11

December 31, 2015:
Real estate loans:
One- to four-family residential	$1,088	$18	$1,393	$2,499	$102,362	$104,861	$-	$1,410
Commercial	-	-	-	-	21,848	21,848	-	-
Multi-family	-	-	-	-	16,559	16,559	-	-
Home equity loans and lines of credit	-	59	-	59	2,034	2,093	-	-
Construction	-	-	-	-	18,755	18,755	-	-
Commercial and industrial loans	-	-	-	-	3,964	3,964	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	20	20	-	-
Other consumer	16	-	-	16	3,044	3,060	-	-
Total	$1,104	$77	$1,393	$2,574	$168,586	$171,160	$-	$1,410

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at September 30, 2016 and December 31, 2015.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)

September 30, 2016 (unaudited):
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,856	$2,856	$-
Commercial	659	659	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,521	$3,603	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$3,423	$3,423	$21
Commercial	659	659	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,088	$4,170	$21

December 31, 2015:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,098	$5,098	$-
Commercial	679	679	-
Home equity loans and lines of credit	59	141	-
Total impaired with no related allowance	$5,836	$5,918	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$5,665	$5,665	$21
Commercial	679	679	-
Home equity loans and lines of credit	59	141	-
Total impaired loans	$6,403	$6,485	$21

The following presents by class, information related to average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2016 and 2015 (unaudited).

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$3,607	$135	$5,840	$147
Commercial	670	28	691	29
Home equity loans and lines of credit	48	4	53	1
Total impaired with no related allowance	$4,325	$167	$6,584	$177

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$17	$573	$17
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	$567	$17	$573	$17

Total
Real estate loans:
One- to four-family residential	$4,174	$152	$6,413	$164
Commercial	670	28	691	29
Home equity loans and lines of credit	48	4	53	1
Total impaired loans	$4,892	$184	$7,157	$194

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Total
	(In Thousands)
September 30, 2016 (unaudited):
Grade:
Pass	$-	$24,862	$18,850	$-	$23,952	$2,975	$-	$-	$70,639
Special mention	2,026	659	-		-	-	-	-	2,685
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	129,847	-	-	2,224	-	-	17	2,166	134,254
Total	$132,440	$25,521	$18,850	$2,230	$23,952	$2,975	$17	$2,166	$208,151

December 31, 2015:
Grade:
Pass	$-	$21,169	$16,559	$-	$18,755	$3,964	$-	$-	$60,447
Special mention	539	-	-	53	-	-	-	-	592
Substandard	3,796	679	-	6	-	-	-	-	4,481
Loans not formally rated	100,526	-	-	2,034	-	-	20	3,060	105,640
Total	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$171,160

At September 30, 2016 (unaudited) and December 31, 2015, there were no loans rated “doubtful” or “loss.”

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

During the three months ended September 30, 2016 (unaudited), there were no loans modified as TDRs. During the nine months ended September 30, 2016 (unaudited), five loans were modified as TDRs.  Three of the modified loans paid off by September 30, 2016. During the nine months ended September 30, 2015 (unaudited), there were no loans modified as TDRs. The following table sets forth information regarding the remaining loans modified as TDRs during the nine months ended September 30, 2016.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)

September 30, 2016:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$567	$567
Home equity loans and lines of credit	1	6	6
	2	$573	$573

At September 30, 2016 (unaudited) there were no loans modified as TDRs that subsequently defaulted.

As of September 30, 2016 (unaudited), there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following table provides information on how loans outstanding as of September 30, 2016 were modified as TDRs:

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)

September 30, 2016 (unaudited):
Real estate loans:
One- to four- family residential	$-	$567	$-
Home equity loans and lines of credit	-	6	-
Total	$-	$573	$-

An analysis of the loans modified as TDRs was performed as of September 30, 2016 (unaudited). An allowance of $21,000 was assigned to 1 one-to-four family residential loan. All loans were accruing.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $27.5 million and $21.8 million at September 30, 2016 (unaudited) and December 31, 2015, respectively.

On March 25, 2016, the Company entered into an agreement to purchase $20.0 million of residential mortgages, with 50% of the purchase being fixed rate loans and 50% being adjustable rate mortgages of varying maturities. The purchase premium is fixed at 1%. As of September 30, 2016, the Company had purchased $17.8 million of loans under this agreement.

NOTE 7 – DEPOSITS

The aggregate amount of time deposits in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 at September 30, 2016 (unaudited) and December 31, 2015 was $24.4 million and $20.9 million, respectively. The totals at September 30, 2016 (unaudited) and December 31, 2015 exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit.

For time deposits as of September 30, 2016 (unaudited), the scheduled maturities for each of the following five years ended September 30 are:

(In Thousands)
2017	$59,008
2018	17,444
2019	3,949
2020	3,410
2021	7,888
Total	$91,699

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the Federal Home Loan Bank of Boston (“FHLB”) for the years ending after September 30, 2016 (unaudited) are summarized as follows:

(In Thousands)
2017	$3,600
2018	4,500
2019	4,377
2020	-
2021	7,895
Thereafter	16,000
$36,372

Interest rates range from 0.39% to 1.41% with a weighted-average interest rate of 0.91% at September 30, 2016 (unaudited).

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of September 30, 2016 (unaudited) and December 31, 2015.  The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015.

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

The following summarizes assets measured at fair value as of September 30, 2016 (unaudited) and December 31, 2015.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2016 (unaudited) :
Debt securities issued by U.S. government corporations and agencies	$8,902	$-	$8,902	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,723	-	2,723	-
Mortgage-backed securities	5,970	-	5,970	-
Totals	$17,595	$-	$17,595	$-

December 31, 2015 :
Debt securities issued by U.S. government corporations and agencies	$6,311	$-	$6,311	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,444	-	2,444	-
Mortgage-backed securities	7,801	-	7,801	-
Totals	$16,556	$-	$16,556	$-

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents assets carried on the consolidated balance sheets by caption and by level in the fair value hierarchy at September 30, 2016 (unaudited) and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2016 (unaudited):
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

December 31, 2015:
Impaired loans	$546	$-	$-	$546
Totals	$546	$-	$-	$546

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2016 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,901	$11,901	$-	$-	$11,901
Interest-bearing time deposits with other banks	1,092	-	1,094	-	1,094
Available-for-sale securities	17,595	-	17,595	-	17,595
Held-to-maturity securities	107	-	139	-	139
Federal Home Loan Bank stock	2,231	2,231	-	-	2,231
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	207,515	-	-	209,319	209,319
Accrued interest receivable	581	581	-	-	581

Financial liabilities:
Deposits	181,481	-	182,267	-	182,267
FHLB advances	36,372	-	36,242	-	36,242

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,670	$10,670	$-	$-	$10,670
Interest-bearing time deposits with other banks	1,087	-	1,086	-	1,086
Available-for-sale securities	16,556	-	16,556	-	16,556
Held-to-maturity securities	120	-	155	-	155
Federal Home Loan Bank stock	971	971	-	-	971
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	170,427	-	-	171,150	171,150
Accrued interest receivable	508	508	-	-	508

Financial liabilities:
Deposits	169,372	-	170,134	-	170,134
FHLB advances	8,500	-	8,458	-	8,458

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015 under the indicated captions.  Accounting policies related to financial instruments are described below.

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

Management believes, as of September 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2016 (unaudited), the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2016 (unaudited) :
Total Capital (to Risk Weighted Assets)	$23,998	14.4%	$13,350	8.0%	$16,687	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,974	13.8	10,012	6.0	13,350	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,974	13.8	7,509	4.5	10,846	6.5
Tier 1 Capital (to Average Assets)	22,974	9.5	9,721	4.0	12,151	5.0

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$23,066	16.2%	$11,408	8.0%	$14,260	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	8,556	6.0	11,408	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,171	15.6	6,417	4.5	9,269	6.5
Tier 1 Capital (to Average Assets)	22,171	10.9	8,169	4.0	10,211	5.0

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

During the fourth quarter of 2015, the Company repurchased 23,100 shares of common stock, at an average cost of $12.89.

During the nine month period ending September 30, 2016 (unaudited), a total of 42,000 shares of common stock were repurchased at an average cost of $13.10.

NOTE 12 – EQUITY INCENTIVE PLANS

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. The maximum term of each option is ten years. At September 30, 2016, there were 18,953 restricted stock awards and 55,258 stock options available for future grants.

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

The weighted average assumptions used and fair value for options granted during the nine months ended September 30, 2016 (unaudited) are as follows:

Stock Option
Assumptions
Expected life (years)	6.40 years
Expected dividend yield	0%
Expected volatility	20.24%
Expected forfeiture rate	0%
Risk free rate	1.67%
Fair value per option	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the nine months ended September 30, 2016 (unaudited) is as follows:

Stock Options
2016

Number of
Shares

Outstanding at beginning of period	-
Granted	169,500
Outstanding at end of period	169,500

Exercisable at end of period	-

Weighted average fair value of options granted during the period	$3.17
Weighted average contractual life remaining	9.6 years
Weighted average exercise price	$12.85

Non-vested
Restricted Stock
2016

Number of
Shares

Outstanding at beginning of period	-
Granted	70,950
Outstanding at end of period	70,950
Weighted average grant date fair value	$12.85

As of September 30, 2016 (unaudited), unrecognized share-based compensation expense related to non-vested options amounted to $501,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $852,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.4 years.

For the three months ended September 30, 2016 (unaudited), the Company recognized stock option related compensation expense of $26,000, and the recognized tax benefit related to this expense was $3,000. For the nine months ended September 30, 2016 (unaudited), the Company recognized stock option related compensation expense of $36,000, and the recognized tax benefit related to this expense was $4,000. For the three months ended September 30, 2016 (unaudited), the Company recognized restricted stock related compensation expense of $46,000, and the recognized tax benefit related to this expense was $18,000. For the nine months ended September 30, 2016 (unaudited), the Company recognized restricted stock related compensation expense of $60,000, and the recognized tax benefit related to this expense was $24,000.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the nine months ended September 30, 2016, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 28, 2016.

Comparison of Financial Condition at September 30, 2016 (unaudited) and December 31, 2015

Total assets increased $40.4 million, or 19.2%, to $250.9 million at September 30, 2016 from $210.5 million at December 31, 2015. The increase was primarily due to an increase in loans.

Total cash and cash equivalents increased $1.2 million, or 11.5%, to $11.9 million at September 30, 2016 from $10.7 million at December 31, 2015.  The increase in cash resulted from the timing of normal cash flows.

Net loans increased $37.1 million, or 21.8%, to $207.5 million at September 30, 2016 from $170.4 million at December 31, 2015.  The Company originated $60.2 million and purchased $29.2 million of new loans during the nine months ended September 30, 2016.  Partially offsetting the loan originations and purchases were $35.0 million of loan payoffs and amortization, $7.2 million of loans and loan participations sold and $10.1 million of unadvanced funds on loans originated during the nine months ended September 30, 2016.

Investment securities classified as available-for-sale increased $1.0 million, or 6.3%, to $17.6 million at September 30, 2016 from $16.6 million at December 31, 2015, due to the purchase of U.S. government and agency securities.  Investment securities classified as held-to-maturity decreased $13,000, or 10.8%, to $107,000 at September 30, 2016, from $120,000 at December 31, 2015 due to payments in the ordinary course of business and a payoff of one security.

Bank-owned life insurance at September 30, 2016 increased $31,000, or 1.4%, compared to December 31, 2015 due to normal increases in cash surrender value.

Deposits increased $12.1 million, or 7.1%, to $181.5 million at September 30, 2016 from $169.4 million at December 31, 2015, primarily due to a $12.1 million increase in certificates of deposit, a $3.2 million increase in noninterest-bearing demand accounts, a $1.3 million increase in savings accounts, a $1.5 million increase in Money Market accounts, and a $2.4 million decrease in NOW accounts. Our core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively increased $3.7 million, or 4.2%, to $89.8 million at September 30, 2016 from $86.1 million at December 31, 2015.

FHLB advances increased $27.9 million, or 327.9%, to $36.4 million at September 30, 2016 from $8.5 million at December 31, 2015, to fund loan growth.  FHLB advances as of September 30, 2016 consisted of short and long term borrowings.

Stockholders’ equity increased $343,000, or 1.1%, to $32.3 million at September 30, 2016 from $32.0 million at December 31, 2015.  The increase was driven by $617,000 of net income for the nine months ended September 30, 2016 and $122,000 in other comprehensive income, due to an increase in the net unrealized gain position of our available-for-sale investment securities portfolio. Partially offsetting the increase was the purchase and retirement of 42,000 shares of the Company’s common stock at a cost of $550,000.

Delinquent Loans.  The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30, 2016			At December 31, 2015
	(unaudited)
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential(1)	$567	$-	$-	$1,088	$18	$1,393
Commercial		-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	6		-	-	59	-
Construction	-	-	-	-	-	-
Total real estate	573	-	-	1,088	77	1,393
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans		-	-	16	-	-
Total loans	$573	$-	$-	$1,104	$77	$1,393

(1)	There were no delinquent non-owner occupied residential real estate loans at September 30, 2016 or December 31, 2015.

The decrease in total delinquent loans 90 days or more past due from December 31, 2015 to September 30, 2016 was the result of the payoff of one loan in the amount of $1.4 million.

Classified Assets.  The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2016 and December 31, 2015.

	At September 30,	At December 31,
	2016	2015
	(unaudited)
	(In Thousands)

Classified assets:
Substandard:
Loans(1)	$573	$4,481
Securities	106	115
Other real estate owned	-	-
Total substandard	679	4,596
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$679	$4,596
Special mention	$2,685	$592

(1) Includes $1.4 million of non-accruing loans that were more than 90 days past due at December 31, 2015.

The decrease in classified assets from December 31, 2015 to September 30, 2016 was the result of the payoff of one non-accruing loan in the amount of $1.4 million, the upgrade of two loans totaling $2.5 million from “substandard” to “special mention,” and normal amortization.

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

	At September 30,	At December 31,
	2016	2015
	(unaudited)
	(Dollars In Thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$11	$1,410
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	11	1,410
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	11	1,410

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	11	1,410

Other non-performing assets	-	-
Total non-performing assets	11	1,410

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	3,423	4,272
Commercial	659	679
Multi-family	-	-
Home equity loans and lines of credit	6	59
Total real estate	4,088	5,010
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	4,088	5,010

Total non-performing loans and troubled debt restructurings	$4,099	$6,420

Non-performing loans to total loans	0.01%	0.82%
Non-performing assets to total assets	0.00%	0.67%
Non-performing assets and troubled debt restructurings to total assets	1.63%	3.05%

(1)	There were no non-performing non-owner occupied residential real estate loans at September 30, 2016 or December 31, 2015.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at September 30, 2016 or December 31, 2015.

The decrease in non-performing assets from December 31, 2015 to September 30, 2016 was the result of the payoff of a non-accruing loan totaling $1.4 million.

Non-performing loans totaled $11,000 at September 30, 2016, and consisted of one owner occupied one- to four- family residential loan. We had no non-performing commercial real estate and multi-family loans at September 30, 2016.  We had no foreclosed real estate at September 30, 2016.

Interest income that would have been recorded for the nine months ended September 30, 2016, had the one non-accruing loan been current according to its original terms, amounted to less than $1,000.

Other Loans of Concern.   There were no other loans at September 30, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015

General.  Net income for the three months ended September 30, 2016 was $276,000, compared to net income of $203,000 for the three months ended September 30, 2015. The increase of $73,000, or 36.0%, in net income was due to an increase in net interest income, partially offset by an increase in provision for loan losses, and an increase in noninterest expense.

Interest and Dividend Income.  Total interest and dividend income for the three months ended September 30, 2016 increased $422,000, or 23.8%, to $2.2 million compared to $1.8 million for the three months ended September 30, 2015. The increase in interest and dividend income was the result of higher average loans in the three months ended September 30, 2016. The average balance of loans during the three months ended September 30, 2016 increased $43.5 million to $204.3 million from $160.8 million for the three months ended September 30, 2015, while the average yield on loans decreased 7 basis points to 4.15% for the three months ended September 30, 2016 from 4.22% for the three months ended September 30, 2015. The average balance of investment securities increased $1.8 million to $16.3 million for the three months ended September 30, 2016 from $14.5 million for the three months ended September 30, 2015, and the yield on investment securities (on a tax-equivalent basis) decreased 60 basis points to 1.41% for the three months ended September 30, 2016 from 2.01% for the three months ended September 30, 2015.

Interest Expense.  Total interest expense increased $158,000, or 59.0%, to $426,000 for the three months ended September 30, 2016 from $268,000 for the three months ended September 30, 2015.  Interest expense on interest-bearing deposit accounts increased $107,000, or 42.8%, to $357,000 for the three months ended September 30, 2016 from $250,000 for the three months ended September 30, 2015.  The increase was primarily due to higher average deposit balances and overall changes in the deposit mix.

Interest expense on FHLB advances increased $51,000, or 283.3%, to $69,000 for the three months ended September 30, 2016 from $18,000 for the three months ended September 30, 2015.  The average balance of advances increased $19.4 million, or 199.4%, to $29.2 million for the three months ended September 30, 2016 from $9.8 million for the three months ended September 30, 2015.  The cost of funds on FHLB advances increased 19 basis points to 0.92% for the three months ended September 30, 2016 from 0.73% for the three months ended September 30, 2015.

Net Interest and Dividend Income.  Net interest and dividend income increased $264,000, or 17.6%, to $1.8 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015.  On a tax-equivalent basis, net interest and dividend income increased $259,000, or 17.1%, to $1.8 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015.  The tax-equivalent basis increase resulted from a $417,000 increase in interest income, partially offset by a $158,000 increase in interest expense.  Our average interest-earning assets increased $48.7 million to $232.3 million for the three months ended September 30, 2016 from $183.5 million for the three months ended September 30, 2015.  Our net interest rate spread decreased 25 basis points to 2.89% for the three months ended September 30, 2016 from 3.14% for the three months ended September 30, 2015, and our net interest margin decreased 25 basis points to 3.05% for the three months ended September 30, 2016 from 3.30% for the three months ended September 30, 2015.  The decrease in our interest rate spread and net interest margin reflected a reduction in the average yield on loans and higher average balances of certificates of deposit and Federal Home Loan Bank advances.

Provision for Loan Losses.  We recorded a provision for loan losses for the three months ended September 30, 2016 of $62,000, compared to a provision of $36,000 for the three months ended September 30, 2015.    We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period.  There were no charge-offs recognized for the three months ended September 30, 2015 and 2016, respectively. The allowance for loan losses was $1.0 million, or 0.49% of total loans at September 30, 2016, compared to $839,000, or 0.51% of total loans at September 30, 2015.

Noninterest Income.  Noninterest income decreased $1,000, or 0.6%, to $155,000 for the three months ended September 30, 2016 from $156,000 for the three months ended September 30, 2015.  The slight decrease was spread across various categories.

Noninterest Expense.  Noninterest expense increased $97,000, or 7.4%, to $1.4 million for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015.  The increase was primarily driven by an increase of $98,000 in salaries and benefits expense, due to staff merit increases and equity incentive compensation. Additionally, professional fees increased $8,000, occupancy expense decreased $14,000, and all other noninterest expenses increased $5,000, spread across various categories.

Income Taxes.  Income before income taxes of $460,000 resulted in income tax expense of $184,000 for the three months ended September 30, 2016, compared to income before income taxes of $320,000 resulting in an income tax expense of $117,000 for the three months ended September 30, 2015. The effective income tax rate was 40.0% for the three months ended September 30, 2016 compared to 36.6% for the three months ended September 30, 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015

General.  Net income for the nine months ended September 30, 2016 was $617,000, compared to net income of $438,000 for the nine months ended September 30, 2015.  The increase of $179,000, or 40.9%, in net income, was due to an increase in net interest income, partially offset by an increase in provision for loan losses, and an increase in noninterest expense.

Interest and Dividend Income.  Total interest and dividend income for the nine months ended September 30, 2016 increased $928,000, or 18.3%, to $6.0 million compared to $5.1 million for the nine months ended September 30, 2015. The increase in interest and dividend income was the result of higher average loans in the nine months ended September 30, 2016. The average balance of loans during the nine months ended September 30, 2016 increased $30.5 million to $185.8 million from $155.3 million for the nine months ended September 30, 2015, while the average yield on loans decreased five basis points to 4.11% for the nine months ended September 30, 2016 from 4.16% for the nine months ended September 30, 2015. The average balance of investment securities increased $3.5 million to $16.9 million for the nine months ended September 30, 2016 from $13.3 million for the nine months ended September 30, 2015, and the yield on investment securities (on a tax-equivalent basis) decreased 50 basis points to 1.62% for the nine months ended September 30, 2016 from 2.12% for the nine months ended September 30, 2015.

Interest Expense.  Total interest expense increased $377,000, or 48.6%, to $1.2 million for the nine months ended September 30, 2016 from $775,000 for the nine months ended September 30, 2015.  Interest expense on interest-bearing deposit accounts increased $303,000, or 41.5%, to $1.0 million for the nine months ended September 30, 2016 from $730,000 for the nine months ended September 30, 2015.  The increase was primarily due to higher average deposit balances and Federal Home Loan Bank advances, and overall changes in the deposit mix.

Interest expense on FHLB advances increased $74,000, or 164.4%, to $119,000 for the nine months ended September 30, 2016 from $45,000 for the nine months ended September 30, 2015.  The average balance of advances increased $8.0 million, or 97.0%, to $16.2 million for the nine months ended September 30, 2016 from $8.2 million for the nine months ended September 30, 2015.  The cost of funds on FHLB advances increased 22 basis points to 0.97% for the nine months ended September 30, 2016 from 0.75% for the nine months ended September 30, 2015.

Net Interest and Dividend Income.  Net interest and dividend income increased $551,000, or 12.9%, to $4.8 million for the nine months ended September 30, 2016 from $4.3 million for the nine months ended September 30, 2015.  On a tax-equivalent basis, net interest and dividend income increased $541,000, or 12.5%, to $4.9 million for the nine months ended September 30, 2016 from $4.3 million for the nine months ended September 30, 2015.  The tax-equivalent basis increase resulted from a $918,000 increase in interest income, partially offset by a $377,000 increase in interest expense.  Our average interest-earning assets increased $35.9 million to $215.9 million for the nine months ended September 30, 2016 from $180.0 million for the nine months ended September 30, 2015.  Our net interest rate spread decreased 20 basis points to 2.85% for the nine months ended September 30, 2016 from 3.05% for the nine months ended September 30, 2015, and our net interest margin decreased 19 basis points to 3.00% for the nine months ended September 30, 2016 from 3.19% for the nine months ended September 30, 2015.  The decrease in our interest rate spread and net interest margin reflected higher average balances of certificates of deposit and Federal Home Loan Bank advances, and related cost of funds.

Provision for Loan Losses.  We recorded a provision for loan losses for the nine months ended September 30, 2016 of $134,000, compared to a provision of $96,000 for the nine months ended September 30, 2015.    We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period.  There was a charge-off of $7,000 related to a consumer loan for the nine months ended September 30, 2016. No charge-offs were recognized for the nine months ended September 30, 2015. The allowance for loan losses was $1.0 million, or 0.49% of total loans at September 30, 2016, compared to $839,000, or 0.51% of total loans at September 30, 2015.

Noninterest Income.  Noninterest income was level at $448,000 for the nine months ended September 30, 2016 and 2015, respectively.

Noninterest Expense.  Noninterest expense increased $183,000, or 4.6%, to $4.1 million for the nine months ended September 30, 2016 compared to $4.0 million for the nine months ended September 30, 2015.  The increase was primarily driven by an increase of $208,000 in salaries and benefits expense, due to staff merit increases and equity incentive compensation. Additionally, data processing expense increased $27,000 and occupancy expense decreased $52,000.

Income Taxes.  Income before income taxes of $1.0 million resulted in income tax expense of $389,000 for the nine months ended September 30, 2016, compared to income before income taxes of $676,000 resulting in an income tax expense of $238,000 for the nine months ended September 30, 2015. The effective income tax rate was 38.7% for the nine months ended September 30, 2016 compared to 35.2% for the nine months ended September 30, 2015.

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

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

	(In Thousands)
Interest-earning assets:
Loans	$204,324	$2,119	4.15%	$160,780	$1,696	4.22%
Interest-earning deposits	9,430	12	0.51%	6,961	5	0.37%
Investment securities(2)	16,307	58	1.41%	14,470	73	2.01%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,200	9	1.62%	1,310	7	2.02%
Total interest-earning assets	232,261	2,198	3.79%	183,522	1,781	3.88%
Noninterest-earning assets	10,919			11,164
Total assets	$243,180			$194,686

Interest-bearing liabilities:
Savings accounts	$20,969	8	0.15%	$19,189	7	0.20%
NOW accounts	19,722	2	0.05%	18,996	3	0.06%
Money market accounts	28,755	27	0.37%	30,180	29	0.37%
Certificates of deposit	93,910	320	1.36%	68,141	211	1.24%
Total interest-bearing deposits	163,356	357	0.87%	136,506	250	0.70%
Federal Home Loan Bank advances	29,198	69	0.92%	9,751	18	0.73%
Total interest-bearing liabilities	192,554	426	0.88%	146,257	268	0.73%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	17,611			14,988
Other noninterest-bearing liabilities	648			1,411
Total noninterest-bearing liabilities	18,259			16,399
Total liabilities	210,813			162,656
Total stockholders' equity	32,367			32,029
Total liabilities and total stockholders' equity	$243,180			$194,685
Net interest income		$1,772			$1,513
Net interest rate spread(3)			2.89%			3.14%
Net interest-earning assets(4)	$39,707			$37,265
Net interest margin(5)			3.05%			3.30%
Average interest-earning assets to interest-bearing liabilities	120.62%			124.63%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $4,000 and $9,000 was applied to tax-exempt income for the three months ended September 30, 2016 and September 30, 2015, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

	(In Thousands)
Interest-earning assets:
Loans	$185,764	$5,730	4.11%	$155,264	$4,839	4.16%
Interest-earning deposits	11,656	46	0.53%	10,183	23	0.31%
Investment securities(2)	16,862	204	1.62%	13,337	212	2.12%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	1,634	26	2.13%	1,213	14	1.51%
Total interest-earning assets	215,916	6,006	3.71%	179,997	5,088	3.77%
Noninterest-earning assets	11,003			11,347

Total assets	$226,919			$191,344

Interest-bearing liabilities:
Savings accounts	$20,741	23	0.15%	$18,568	26	0.18%
NOW accounts	21,030	8	0.05%	19,667	13	0.09%
Money market accounts	28,582	80	0.37%	31,587	89	0.37%
Certificates of deposit	91,061	922	1.35%	66,270	602	1.20%
Total interest-bearing deposits	161,414	1,033	0.85%	136,092	730	0.70%
Federal Home Loan Bank advances	16,153	119	0.97%	8,200	45	0.75%
Total interest-bearing liabilities	177,567	1,152	0.87%	144,292	775	0.72%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,675			13,900
Other noninterest-bearing liabilities	607			1,266
Total noninterest-bearing liabilities	17,282			15,166
Total liabilities	194,849			159,458
Total stockholders' equity	32,070			31,886
Total liabilities and total stockholders' equity	$226,919			$191,344
Net interest income		$4,854			$4,313
Net interest rate spread(3)			2.85%			3.05%
Net interest-earning assets(4)	$38,349			$35,705
Net interest margin(5)			3.00%			3.19%
Average interest-earning assets to interest-bearing liabilities	121.60%			124.18%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $18,000 and $28,000 was applied to tax-exempt income for the nine months ended September 30, 2016 and September 30, 2015, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $952,000 and $987,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively. For the nine months ended September 30, 2016 and 2015, net cash used in investing activities consists primarily of disbursements for the purchase of loans, the origination of loans, and the purchase of available-for-sale securities, offset by principal collections on loans, proceeds from loan sales, proceeds from maturing securities and pay downs on mortgage-backed securities. Net cash used in investing activities was $39.2 million and $20.9 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.  During the nine months ended September 30, 2016, we purchased $6.3 million of securities held as available-for-sale securities, and during the nine months ended September 30, 2015, we purchased $4.4 million of securities held as available-for-sale. We sold $1.2 million and $0 of securities during the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $39.4 million and $9.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

At September 30, 2016, we exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $23.0 million or 13.8% of risk-weighted assets, which is above the required level of $10.8 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $23.0 million, or 13.8% of risk-weighted assets, which is above the required level of $13.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $23.0 million, or 9.5% of average assets, which is above the required level of $12.2 million, or 5.0% of average assets; and total risk-based capital of $24.0 million, or 14.4% of risk-weighted assets, which is above the required level of $16.7 million, or 10.0% of risk-weighted assets. At December 31, 2015, we exceeded all of our regulatory capital requirements with a CET1 capital level of $22.2 million, or 15.6% of risk-weighted assets, which was the above the required level of $9.3 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $ 22.2 million, or 15.6% of risk-weighted assets which is above the required level of $11.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $22.2 million, or 10.9% of average assets, which is above the required level of $10.2 million, or 5.0% of average assets; and a total risk-based capital of $23.1 million, or 16.2% of risk-weighted assets, which is above the required level of $14.3 million, or 10.0% of risk-weighted assets.  Accordingly, Pilgrim Bank was categorized as well capitalized at September 30, 2016 and December 31, 2015.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2016, we had outstanding commitments to originate loans of $8.3 million, commitments to purchase loans of $2.2 million, and unadvanced funds on loans of $21.8 million.  We anticipate that we will have sufficient funds available to meet our current loan origination, loan purchase and securities purchase commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $59.0 million.  Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)        There were no sales of unregistered securities during the period covered by this Report.

(b)        Not applicable.

(c)        The following table presents a summary of the Company’s share repurchases during the three months ended September 30, 2016.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
July 1 through July 31, 2016	-	$-	-	31,803
August 1 through August 31, 2016	-	$-	-	31,803
September 1 through September 30, 2016	7,000	$13.01	7,000	24,803

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

Pilgrim Bancshares, Inc.

Date: November 14, 2016	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: November 14, 2016	/s/ Christopher G. McCourt
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

101       The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language):   (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii)  Consolidated Statements of Comprehensive Income; (iv)  Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*          Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

