Form 10-K
period 2016-12-31
Pilgrim Bancshares, Inc.
filed 2017-03-22
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2016, the Registrant’s most recently completed second fiscal quarter was $24.3 million.

As of March 22, 2017, there were issued and outstanding 2,253,439 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

Pilgrim Bancshares, Inc.

Pilgrim Bancshares, Inc., a Maryland corporation, was formed on February 27, 2014 and owns all of the outstanding shares of common stock of Pilgrim Bank. On October 10, 2014, Pilgrim Bancshares, Inc. completed its initial public offering of common stock. In the offering, Pilgrim Bancshares, Inc. sold 2,182,125 shares of its common stock for an aggregate amount of $21,821,250 in total offering proceeds, and issued an additional 65,464 shares of its common stock to the Pilgrim Bank Foundation, resulting in an aggregate issuance of 2,247,589 shares of common stock.

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Real estate loans:
One- to four-family residential (1)	$133,997	63.45%	$104,861	61.27%	$96,440	66.78%	$92,383	69.16%	$76,199	67.07%
Commercial (2)	23,368	11.07	21,848	12.76	17,401	12.05	19,380	14.51	15,726	13.84
Multi-family	19,503	9.24	16,559	9.67	10,171	7.04	9,882	7.40	6,829	6.01
Home equity loans and lines of credit	2,294	1.09	2,093	1.22	2,854	1.98	3,976	2.98	4,748	4.18
Construction (3)	27,185	12.87	18,755	10.96	12,072	8.36	3,513	2.63	5,016	4.41
Commercial and industrial loans (4)	2,885	1.37	3,964	2.32	3,012	2.08	2,506	1.87	2,152	1.90
Consumer loans	1,932	0.91	3,080	1.80	2,467	1.71	1,938	1.45	2,946	2.59
Total loans	211,164	100.00%	171,160	100.00%	144,417	100.00%	133,578	100.00%	113,616	100.00%

Less:
Net deferred loan origination fees, costs, premiums and discounts	371		153		100		87		(210)
Allowance for loan losses	(1,049)		(886)		(743)		(742)		(788)
Total loans, net	$210,486		$170,427		$143,774		$132,923		$112,618

(1)	Includes non-owner occupied residential loans of $26.5 million, $22.1 million, $18.3 million, $17.6 million and $16.8 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
(2)	Does not include unfunded commitments of $3.2 million, $1.1 million, $1.2 million, $1.6 million, and $2.3 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
(3)	Does not include unfunded commitments of $12.6 million, $13.0 million, $8.0 million, $1.6 million, and $2.3 million at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.
(4)	Does not include unfunded commitments of $664,000, $447,000, $347,000, $281,000, and $3,000 at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential(1)		Commercial Real Estate(2)		Multi-Family		Home Equity Loans and Lines of Credit
December 31, 2016	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Amount due in:
One year or less	$1,645	4.90%	$3,086	5.07%	$1,955	5.01%	$-	-%
More than one to two years	1,752	4.69	569	5.00	-	-	-	-
More than two to three years	1,145	4.52	128	5.41	4,406	4.56	-	-
More than three to five years	4,076	4.69	4,715	4.50	-	-	-	-
More than five to ten years	11,548	4.59	6,748	4.60	8,768	4.27	566	5.32
More than ten to fifteen years	8,106	3.26	1,116	5.11	406	4.66	635	3.94
More than fifteen years	105,725	3.81	7,006	4.49	3,968	4.50	1,093	3.50
Total	$133,997	3.81%	$23,368	4.65%	$19,503	4.46%	$2,294	4.07%

	Construction(3)		Commercial and Industrial(4)		Consumer		Total
December 31, 2016	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Amount due in:
One year or less	$18,358	4.91%	$566	5.04%	$49	4.25%	$25,659	4.94%
More than one to two years	1,996	4.72	644	3.58	159	4.57	5,120	4.61
More than two to three years	44	4.38	48	5.30	479	3.77	6,250	4.48
More than three to five years	2,874	4.81	205	5.13	1,136	3.02	13,006	4.48
More than five to ten years	1,800	4.56	917	4.25	55	7.21	30,402	4.50
More than ten to fifteen years	-	-	505	4.34	-	-	10,768	3.60
More than fifteen years	2,113	4.22	-	-	54	7.44	119,959	3.77
Total	$27,185	4.80%	$2,885	4.35%	$1,932	3.61%	$211,164	4.10%

(1)	Total includes $26.5 million of non-owner occupied residential real estate loans.
(2)	Total does not include $3.2 million of unfunded commitments.
(3)	Total does not include $12.6 million of unfunded commitments.
(4)	Total does not include $664,000 of unfunded commitments.

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

Lending personnel have approval authority commensurate with their experience and loan performance history. Loans in excess of any officer’s individual authority and up to the “in-house limit” established by the board of directors and loans containing any exceptions to our loan policies must be approved by the Executive Committee, which is comprised of our President and Chief Executive Officer and three independent members of our board of directors. The Executive Committee serves as the Loan Committee. Loans in excess of the “in-house limit” must be approved by the board of directors. The Bank also engages an independent third party to conduct loan reviews on all lending relationships in excess of $1.0 million. This review is performed on an annual basis.

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential (1)	$74,659	$57,693	$132,352
Commercial	5,621	14,661	20,282
Multi-family	9,540	8,008	17,548
Home equity loans and lines of credit	-	2,294	2,294
Construction	3,312	5,515	8,827
Total real estate	93,132	88,171	181,303
Commercial and industrial loans	942	1,377	2,319
Consumer loans	1,818	65	1,883
Total loans	$95,892	$89,613	$185,505

(1) Includes $6.2 million of fixed-rate and $19.1 million of adjustable-rate non-owner occupied residential real estate loans.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2016, we had $134.0 million of loans secured by one- to four-family real estate, representing 63.5% of our total loan portfolio, which includes $26.5 million of loans secured by non-owner occupied residential real estate, representing 12.5% of our total loan portfolio. We primarily originate adjustable-rate residential mortgage loans, but we also offer fixed-rate residential mortgage loans and home equity loans. At December 31, 2016, $93.3 million or 69.6%, of our one- to four-family residential real estate loans were fixed-rate loans, and $40.7 million, or 30.4% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to FHLB Mortgage Partnership Financing Program and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2016, was generally greater than $424,000 for single-family homes in our market area. We also originate owner-occupied residential mortgage loans above the lending limit for conforming loans to borrowers, which are referred to as “jumbo loans,” generally to borrowers in our market area. Our jumbo loans are generally adjustable-rate loans, although we have in the past, subject to market and competitive conditions, originated long-term fixed-rate jumbo loans. At December 31, 2016, we had jumbo loans of $69.4 million, or 64.6% of our owner occupied one- to four-family residential loans and 32.9% of our total loans, of which $21.9 million were originated by Pilgrim Bank and $47.5 million were purchased loans. The original balances on these loans were $74.0 million, of which $25.3 million were originated by Pilgrim Bank and $48.7 million were purchased loans.

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

We also offer home equity loans (second mortgages) and lines of credit in both a first and second position. At December 31, 2016, we had $2.3 million, or 1.1% of our loan portfolio, in home equity lines of credit. Additionally, at December 31, 2016 the unadvanced amounts of home equity lines of credit totaled $4.1 million. Our home equity lines of credit are secured by residential property, and generally have terms of fifteen years with a 10- year draw period and 5-year or 10-year repayment periods. We generally do not originate home equity loans, or home equity lines of credit unless the loan-to-value ratio, combined with the first mortgage, is less than 75%, Our home equity lines of credit are all adjustable-rate, bearing interest rates based upon the Wall Street Journal Prime Rate.

We may sell a certain amount of the loans we originate into the secondary market. During the years ended December 31, 2016 and December 31, 2015, we sold $2.2 million and $3.5 million of residential mortgage loans, respectively. At December 31, 2016, we were servicing a portfolio of $18.0 million of residential mortgage loans that we had originated and sold. See “—Originations, Purchases and Sales of Loans.”

Commercial Real Estate, Multi-Family and Non-Owner Occupied Residential Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $1.0 million to $1.3 million. At December 31, 2016, we had $23.4 million in commercial real estate loans, representing 11.1% of our total loan portfolio, $19.5 million in multi-family loans, representing 9.2% of our total loan portfolio and $26.5 million in non-owner occupied residential loans, representing 12.5% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate, multi-family and non-owner occupied residential lending in our market area.

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

We may hire additional experienced lenders in the future to increase our pipeline of commercial real estate, multi-family and investment property loans. During 2016, we also offered loans with guarantees through the Small Business Administration (“SBA”) 504 Program. We intend to increase this activity in the future. The Section 504 Program effectively splits one loan into two, with Pilgrim Bank taking the first and the SBA taking the second. The reduction in loan to value provided under the Section 504 Program reduces our credit risk. In addition to utilizing the SBA 504 Program, we are approved as an SBA lender. We plan to participate in the SBA Express and SBA 7a Program for small business lending. We expect to utilize this relationship to support our efforts to diversify our lending into commercial and industrial lending as well as commercial real estate lending.

Construction and Land Lending. At December 31, 2016, we had an outstanding balance of $27.2 million, or 12.9% of our total loan portfolio, in construction and land loans, and $12.6 million in unfunded commitments. Of these, $12.1 million in outstanding loans and $5.9 million in unfunded commitments were for acquisition development and construction loans, $1.4 million in outstanding loans and $1.5 million in unfunded commitments were for non-owner occupied multi-family construction loans, $4.1 million in outstanding loans and $3.5 million in unfunded commitments were for one-to-four family speculative construction loans, $960,000 in outstanding loans and $200,000 in unfunded commitments were for commercial real estate investment construction loans, $2.1 million in outstanding loans and $26,000 in unfunded commitments were in one-to-four family investment loans, $2.6 million in outstanding loans and $1.2 million in unfunded commitments were for one-to-four family owner occupied construction loans, and $4.0 million in outstanding loans with no unfunded commitments were loans on vacant land.

Our owner-occupied residential construction loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. Our residential construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 75% of the appraised value of the completed property. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans, except that all residential construction loans are appraised by independent appraisers and borrowers are generally required to exhibit the ability to absorb unforeseen cost overruns.

Our commercial real estate, multi-family, and non-owner occupied residential construction loans generally have initial terms of up to 24 months depending on the individual project, during which the borrower pays interest only. Multi-family and non-owner occupied residential construction loans are renovation loans, or ground up construction loans, that either automatically convert to permanent at the end of the construction period or are marketed for sale. These loans, particularly non-owner occupied residential, have been a significant lending opportunity during recent years. Commercial real estate construction projects are typically land acquisition and development projects of single family units that do not automatically convert to a permanent loan. The maximum “as completed” loan-to-value for non-owner occupied, commercial real estate and multi-family loans is 70%, however the Executive Committee has the authority to approve an exception for a higher limit, if warranted. Commercial real estate, multi-family and non-owner occupied residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate, multi-family and non-owner occupied residential loans. All loans are appraised by independent appraisers and subject to a review by a secondary independent appraiser. Borrowers are generally required to absorb cost overruns and be able to carry the property until it is sold or leased.

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

Commercial and Industrial Lending. At December 31, 2016, we had $2.9 million of commercial and industrial loans outstanding, representing 1.4% of our total loan portfolio, and $314,000 of unfunded commitments. Our commercial and industrial loans are generally annual revolving loans, but we may also offer term loans with terms of five to ten years depending on the needs of the borrower. We make commercial and industrial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital. Our commercial and industrial term loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial and industrial loan is secured by equipment, we fix the maturity of a term loan at up to seven years, depending on the useful life of equipment purchased, the source of repayment for the loan and the purpose of the loan. Our revolving lines of credit are generally used to finance short-term working capital needs such as accounts payable and inventory. We generally obtain personal guarantees with commercial and industrial loans. As of December 31, 2016 we had $876,000 of USDA-guaranteed agricultural loans.

We believe that commercial and industrial loans will provide growth opportunities for us, and we expect to increase, subject to our conservative underwriting standards and market conditions, this business line in the future.

Consumer Lending. At December 31, 2016, we had $1.9 million, or 0.9% of our loan portfolio, in consumer loans. Of these, $1.7 million were automobile loans that we purchased from a local credit union. We offer consumer loans on a very limited basis, and generally as a convenience to customers with whom we have banking relationships.

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

We may sell a certain amount of the loans we originate into the secondary market based upon our analysis of our interest rate risk and market conditions, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. In recent years we have sold only fixed-rate long-term residential mortgages, and have sold these loans exclusively to the Federal Home Loan Bank in conjunction with its Mortgage Partnership Finance (MPF) Program. For the years ended December 31, 2016 and December 31, 2015, we sold $2.2 million and $3.5 million, respectively, of mortgage loans, all on a servicing-retained basis. At December 31, 2016, we serviced $18.0 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

In addition, the purchase of loans or participations in which we are not the lead lender, is a key element of our strategy of maintaining a high loan-to-asset level on our balance sheets. When we purchase loans or participations, we follow the loan underwriting and approval policies that apply to the origination of the type of loan being purchased. During the year ended December 31, 2016, we purchased a total of $31.0 million of residential loans, on a servicing-released basis, and $5.0 million of commercial real estate loans. At December 31, 2016, we had $6.0 million of participations purchased, all of which were secured by real estate or USDA guarantees. We may also sell participation interests in loans that we originate and retain the servicing and lead position on the credit. This generally occurs when a loan or relationship either exceeds our lending limits or we determine that it would be prudent to reduce our credit risk exposure with respect to the particular relationship. At December 31, 2016, we had $6.3 million of participations sold.

The following table sets forth our loan originations, purchases and principal repayment activities during the periods indicated. We originated for sale and sold $2.2 million and $3.5 million, respectively, of loans during the years ended December 31, 2016 and December 31, 2015.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)

Total loans at beginning of period	$171,160	$144,417	$133,578	$113,616	$109,791

Loans originated:
Real estate loans:
One- to four-family residential (1)	22,878	23,607	16,977	21,241	25,094
Commercial	7,389	8,060	3,274	4,978	7,735
Multi-family	7,330	9,306	1,150	4,500	838
Home equity loans and lines of credit	5,045	1,773	1,710	703	775
Construction	22,467	25,628	18,285	8,079	7,672
Total real estate	65,109	68,374	41,396	39,501	42,114
Commercial and industrial loans	1,284	3,634	983	861	17
Consumer loans	149	108	46	54	167
Total loans	66,542	72,116	42,425	40,416	42,298

Loans purchased:
Real estate loans:
One- to four-family residential (2)	31,247	6,066	9,435	11,037	-
Commercial	4,800	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Total real estate	36,047	6,066	9,435	11,037	-
Commercial and industrial loans	-	732	-	-	596
Consumer loans	-	1,760	1,410	-	958
Total loans	36,047	8,558	10,845	11,037	1,554

Other:
Principal repayments /loans sold	(51,326)	(40,782)	(33,974)	(28,225)	(37,593)
Unadvanced funds on originations	(11,259)	(13,149)	(8,457)	(2,481)	(2,356)
Transfers to other real estate owned	-	-	-	(785)	(78)

Net loan activity	40,004	26,743	10,839	19,962	3,825
Total loans at end of period	$211,164	$171,160	$144,417	$133,578	$113,616

(1) Includes $26.5 million, $5.3 million, $4.9 million, $5.0 million, and $7.7 million of non-owner occupied residential real estate loans at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(2) There were no non-owner occupied residential real estate loans purchased during any period presented.

Asset Quality

Delinquency Procedures. When a borrower fails to make a required monthly payment on any loan in the portfolio, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that collection procedures commence when a loan is 15 days past due. The Executive Committee reviews the delinquencies on a monthly basis and reports collection activity to the Board.

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

Troubled Debt Restructurings. During the financial crisis, we were aggressive in our efforts to identify borrower weaknesses and to structure modifications to qualified borrowers in order to help them during periods of financial difficulty. These modifications were either temporary or permanent. Borrowers were granted modifications after a detailed analysis of their current financial situation and future expectations. We modified loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal on loans or extend the maturity on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates) or to provide for temporary interest-only terms, or to forgive or defer the payment of interest. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Since 2009, the Bank has modified approximately 21 loans, primarily owner-occupied residential loans, some of which did not meet the definition of a troubled debt restructuring. During 2016, we modified five loans. During 2016, three of the five modified loans paid off following restructuring. At December 31, 2016, we had seven remaining loans totaling $4.1 million that were designated as troubled debt restructurings. Two loans designated as troubled debt restructurings, were classified as substandard on December 31, 2016, but were contractually performing at that date. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be upgraded from its classified and / or non performing status. Any loan categorized as a troubled debt restructuring will continue to retain that designation through the life of the loan, even if the loan is performing under its original contractual terms.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59	60-89	90 Days or
	Days	Days	More
	Past Due	Past Due	Past Due
	(In Thousands)
At December 31, 2016
Real estate loans:
One- to four-family residential (1) (2)	$118	$-	$-
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	-	-
Construction	-	-	-
Total real estate	118	-	-
Commercial and industrial loans	-	-	-
Consumer loans	-	-
Total loans	$118	$-	$-

At December 31, 2015
Real estate loans:
One- to four-family residential (1) (2)	$1,088	$18	$1,393
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	59	-
Construction	-	-	-
Total real estate	1,088	77	1,393
Commercial and industrial loans	-	-	-
Consumer loans	16	-
Total loans	$1,104	$77	$1,393

At December 31, 2014
Real estate loans:
One- to four-family residential (1) (2)	$728	$-	$1,393
Commercial	-	-	-
Multi-family	938	-	-
Home equity loans and lines of credit	-	53	-
Construction	-	-	-
Total real estate	1,666	53	1,393
Commercial and industrial loans	-	-	-
Consumer loans	9	-	-
Total loans	$1,675	$53	$1,393

At December 31, 2013
Real estate loans:
One- to four-family residential (1) (2)	$-	$240	$2,075
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	-	-
Construction	-	-	-
Total real estate	-	240	2,075
Commercial and industrial loans	-	-	-
Consumer loans	-	-
Total loans	$-	$240	$2,075

At December 31, 2012
Real estate loans:
One- to four-family residential (1) (2)	$388	$1,488	$2,688
Commercial	842	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	108	-	-
Construction	-	-	-
Total real estate	1,338	1,488	2,688
Commercial and industrial loans	-	-	-
Consumer loans	-	-	-
Total loans	$1,338	$1,488	$2,688

(1) There were no delinquent non-owner occupied residential real estate loans at December 31, 2016, 2015, 2014, 2013, or 2012.

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

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential (1)	$-	$1,410	$1,419	$2,344	$4,666
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	8	-
Construction	-	-	-	-	-
Total real estate	-	1,410	1,419	2,352	4,666
Commercial and industrial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total non-accrual loans	-	1,410	1,419	2,352	4,666

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Total real estate	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Consumer loans		-		-	-
Total accruing loans past due 90 days or more	-	-	-	-	-
Total of nonaccrual loans and accruing
90 days or more past due	-	1,410	1,419	2,352	4,666

Other real estate owned:
One- to four-family residential	-	-	-	-	245
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Total other real estate owned	-	-	-	-	245
Other non-performing assets	-	-	-	-	-
Total non-performing assets	-	1,410	1,419	2,352	4,911

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential (2)	3,406	4,272	5,180	3,908	3,628
Commercial	650	679	695	703	709
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	6	59	53	-	-
Total real estate	4,062	5,010	5,928	4,611	4,337
Commercial and industrial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total troubled debt restructurings	4,062	5,010	5,928	4,611	4,337

Total non-performing loans and troubled debt restructurings	$4,062	$6,420	$7,347	$6,963	$9,248

Non-performing loans to total loans	0.00%	0.82%	0.98%	1.76%	4.11%
Non-performing assets to total assets	0.00%	0.67%	0.75%	1.37%	2.85%
Non-performing assets and troubled debt restructurings to total assets	1.61%	3.05%	3.91%	4.06%	5.36%

(1)	There were no non-performing non-owner occupied residential real estate loans at December 31, 2016, 2015, 2014, 2013, or 2012.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at December 31, 2016, 2015, 2014, 2013, or 2012.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)

Allowance at beginning of period	$886	$743	$742	$788	$869

Charge offs:
Real estate loans:
One-to four-family residential (1)	-	-	-	48	142
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	82
Commercial business loans	-	-	-	-	-
Consumer loans	8	1	-	3	6
Total charge-offs	8	1	-	51	230

Recoveries:
Real estate loans:
One-to four-family residential	-	-	1	-	-
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	1	-	-	5	-
Total recoveries	1	-	1	5	-

Net (charge-offs) recoveries	(7)	(1)	1	(46)	(230)
Transfer for off-balance sheet loan commitments	-	-	-	-	(7)

Provision for loan losses	170	144	-	-	156
Allowance at end of period	$1,049	$886	$743	$742	$788

Allowance to non-performing loans at the end of the period	-	62.84%	52.36%	31.55%	16.89%
Allowance to total loans outstanding at the end of the period	0.50%	0.52%	0.51%	0.56%	0.69%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.04%	0.21%

(1)	There were no charge-offs related to non-owner occupied residential real estate loans during any of the periods presented.

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

	At December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$449	63.45%	$373	61.27%	$362	66.78%	$323	69.16%	$362	67.07%
Commercial	134	11.07	146	12.76	134	12.05	195	14.51	152	13.84
Multi-family	74	9.24	62	9.67	36	7.04	51	7.40	35	6.01
Home equity loans and lines of credit	12	1.09	14	1.22	27	1.98	30	2.98	46	4.18
Construction	340	12.87	216	10.96	121	8.36	49	2.63	50	4.41
Commercial and industrial loans	10	1.37	13	2.32	8	2.08	16	1.87	7	1.90
Consumer loans	16	0.91	30	1.80	21	1.71	21	1.45	39	2.59
Total allocated allowance	1,035	100.00%	854	100.00%	709	100.00%	685	100.00%	691	100.00%
Unallocated	14		32		34		57		97
Total allowance for loan losses	$1,049		$886		$743		$742		$788

(1) Includes $105,000, or 9.96% of the allowance for loan losses, $76,000, or 8.58% of the allowance for loan losses, $64,000, or 8.61% of the allowance for loan losses, $62,000, or 8.36% of allowance for loan losses, and $67,000, or 8.50% of allowance for loan losses, allocated to non-owner occupied residential loans at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

At December 31, 2016, our allowance for loan losses represented 0.50% of total loans and there were no non-performing loans. At December 31, 2015, our allowance for loan losses represented 0.52% of total loans and 62.84% of non-performing loans. There were $8,000 in charge-offs and $1,000 in recoveries during the year ended December 31, 2016. There were $1,000 in charge-offs and no recoveries during the year ended December 31, 2015.

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

U.S. Government and Agency Obligations. At December 31, 2016, we had U.S. government and agency securities with a carrying value of $8.9 million, which constituted 52% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities and Collateralized Mortgage Obligations. At December 31, 2016, we had mortgage-backed securities with a carrying value of $5.5 million, which constituted 32% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pilgrim Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.

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

Municipal Securities. At December 31, 2016, we had municipal securities with a carrying value of $2.6 million, which constituted 16% of our securities portfolio. All of our current municipal securities are issued by municipalities in Massachusetts and have maturities not in excess of 15 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Investment Certificates of Deposit With Other Institutions. We invest in certificates of deposit with insured financial institutions in order to increase yields on short-term investments and manage the maturity of our investment portfolio. At December 31, 2016 and 2015, we had $1.1 million in certificates of deposit with other institutions.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $2.3 million and $971,000 at December 31, 2016 and 2015, respectively. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Other Securities. At December 31, 2016 and 2015, we had $384,000 invested in The Co-operative Central Bank reserve fund. The Co-operative Central Bank reserve fund is an illiquid investment.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2016 and 2015, our balance in bank-owned life insurance totaled $2.3 million and was issued by one insurance company.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our available-for-sale and held-to-maturity securities portfolio (excluding Federal Home Loan Bank of Boston common stock) at the dates indicated. Securities available-for-sale are carried at fair value.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$8,980	$8,934	$6,339	$6,311	$1,985	$1,975
State and political subdivisions	2,696	2,646	2,456	2,444	3,258	3,233
Mortgage-backed securities	5,557	5,461	7,908	7,801	6,606	6,559
Total securities available-for-sale	$17,233	$17,041	$16,703	$16,556	$11,849	$11,767

Securities held-to-maturity:
Mortgage-backed securities	$104	$135	$120	$155	$149	$196
Total securities held-to-maturity	$104	$135	$120	$155	$149	$196

Certificates of deposit with other institutions	$1,092	$1,098	$1,087	$1,086	$2,575	$2,578

At December 31, 2016, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of total stockholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2016. Securities available-for-sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$499	0.87%	$8,481	1.23%	$-	-%	$-	-%	$8,980	1.21%	$8,934
State and political subdivisions	-	-%	1,133	2.57%	1,304	2.95%	259	3.00%	2,696	2.79%	2,646
Mortgage-backed securities	-	-%	203	3.22%	1,728	2.65%	3,626	2.63%	5,557	2.66%	5,461
Total securities available-for-sale	$499	0.87%	$9,817	1.42%	$3,032	2.78%	$3,885	2.65%	$17,233	1.91%	$17,041

Securities held-to-maturity:
Mortgage-backed securities	$1	6.00%	$-	-%	$-	-%	$103	4.46%	$104	4.47%	$135
Total securities held-to-maturity	$1	6.00%	$-	%	$-	-%	$103	4.46%	$104	4.47%	$135

Certificates of deposit with other institutions	$1,092	1.00%	$-	%	$-	-%	$-	-%	$1,092	1.00%	$1,098

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold any, internet deposits, and we do not accept deposit accounts opened on-line. In 2015, we began to use brokered deposits as a funding source for lending and investment activities. We have established an internal policy limit on brokered deposits as the lower of $20.0 million or 10% of total deposits. At December 31, 2016 and 2015, brokered deposits totaled $7.3 million, or 4.0% and 4.3%, of total deposits, respectively. At December 31, 2016, our core deposits, which are deposits other than certificates of deposit, were $93.1 million, representing 51.1% of total deposits.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$17,091	9.59%	-%	$14,130	9.25%	-%	$15,718	10.23%	-%
Money market	29,301	16.45	0.38	30,859	20.20	0.38	35,681	23.23	0.38
Savings	20,817	11.68	0.15	18,663	12.21	0.18	16,545	10.77	0.20
NOW accounts	20,535	11.52	0.05	19,700	12.89	0.08	18,667	12.15	0.10
Certificates of deposit	90,444	50.76	1.35	69,453	45.45	1.23	66,992	43.62	1.25
Total deposits	$178,188	100.00%	0.85%	$152,805	100.00%	0.74%	$153,603	100.00%	0.74%

As of December 31, 2016, the aggregate amount of all our certificates of deposit in amounts equal to or greater than $100,000 was approximately $55.5 million. The following table sets forth the maturity of these certificates as of December 31, 2016.

At
December 31, 2016
(In thousands)
Maturity Period:
Three months or less	$8,264
Over three through six months	11,096
Over six through twelve months	10,565
Over twelve months	25,567
Total	$55,492

Borrowings. We may obtain advances from the Federal Home Loan Bank of Boston (FHLB) upon the security of certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2016 and 2015, we had $37.3 million and $8.5 million, respectively, in outstanding advances from the FHLB. At December 31, 2016, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $52.0 million.

The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Balance outstanding at end of period	$37,329	$8,500	$5,000
Average amount outstanding during the period	$21,506	$8,804	$3,927
Maximum outstanding at any month end	$37,644	$12,500	$7,000
Weighted average interest rate during the period	0.97%	0.74%	1.09%
Weighted average interest rate at end of period	0.99%	1.12%	0.63%

Subsidiary and Other Activities

Pilgrim Bank is the wholly-owned subsidiary of Pilgrim Bancshares, Inc. Pilgrim Bank has three wholly-owned subsidiaries. 48 South Main Street Corporation is a Massachusetts investment corporation formed to hold certain of our investment securities for tax purposes. 40 South Main Street Realty Trust is a Massachusetts realty trust formed to hold our main office. 800 CJC Realty Corporation is a Massachusetts realty trust formed to hold certain real estate owned, although it did not hold any property at December 31, 2016.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation mandated regulations requiring that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

As noted, the risk-based capital standard requires the maintenance of common capital (also referred to as common equity Tier 1 capital), core capital (also referred to as Tier 1 capital) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.5%, 6.0% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet exposures, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core or Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. Common equity Tier 1 capital adjusts core or Tier 1 capital for several types of deferred tax assets and liabilities and significant investments in unconsolidated financial institutions. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary. At December 31, 2016 and 2015, Pilgrim Bank’s capital exceeded all applicable requirements.

Capital Rule. Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to the capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0% a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer limits the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. Pilgrim Bank’s ability to pay dividends is limited by the capital conservation buffer required by the capital rules, which limit the ability of Pilgrim Bancshares, Inc. to pay dividends to its stockholders.

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

Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. An institution that has a CET1 risk based capital ratio less than 4.5%, a Tier 1 risk based capital ratio less than 6.0%, a total risk based capital ratio less than 8.0% and a Tier 1 leverage ratio less than 4.0%, is considered to be undercapitalized. An institution that has a CET1 risk based capital ratio less than 3.0%, a Tier 1 risk based capital ratio less than 4.0%, a total risk based capital ratio less than 6.0% and a Tier 1 leverage ratio less than 3.0%, is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” In addition, the regulations established a capital conservation buffer above the required capital ratios that phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was less than 1 basis point of total assets less tangible capital.

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

Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $89.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $89.0 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Pilgrim Bank is in compliance with these requirements.

Federal Home Loan Bank System. Pilgrim Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Pilgrim Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Pilgrim Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Pilgrim Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2016, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on its stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50%, in 2013 equal to an annual yield of 0.38%, in 2014 equal to an annual yield of 1.49%, in 2015 equal to an annual yield of 2.41%, and in 2016 equal to an annual yield of 2.86%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Pilgrim Bank.

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

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a co-operative bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Pilgrim Bank had no minimum tax credit carryforward.

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

Pilgrim Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2016 tax year, Pilgrim Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

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

The net book value of our premises, land and equipment was $6.5 million at December 31, 2016. The following table provides certain information with respect to our properties as of December 31, 2016.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

40 South Main Street Cohasset, MA 02025	Owned	2011	3,465	$2,484

Full Service Branches:

800 Chief Justice Cushing Highway Cohasset, MA 02025	Owned	2002	4,400	1,147

350-354 Front Street Marion, MA 02738	Owned(1)	2007	10,778	1,728

Other Properties:

48-50 South Main Street Cohasset, MA 02025	Owned(2)	1969	6,094	368

8 Brewster Road Cohasset, MA 02025	Owned(3)	2008	2,064	348

(1)	We occupy approximately 2,500 square feet, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(2)	We occupy approximately 1,900 square feet for our Operations Department, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(3)	The Brewster Road property is currently rented. .

ITEM 3.	Legal Proceedings

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2016, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosure.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “PLRM.” The number of holders of record of Pilgrim Bancshares, Inc.’s common stock as of March 15, 2017, was 193. Certain shares of Pilgrim Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low closing bid prices per share of common stock for the period indicated.

Year Ended December 31, 2016	High	Low	Dividends
Quarter ended March 31, 2016	$13.15	$12.70	$0.00
Quarter ended June 30, 2016	$13.10	$12.80	$0.00
Quarter ended September 30, 2016	$13.25	$12.85	$0.00
Quarter ended December 31, 2016	$15.00	$13.00	$0.00

Year Ended December 31, 2015	High	Low	Dividends
Quarter ended March 31, 2015	$11.18	$10.85	$0.00
Quarter ended June 30, 2015	$12.80	$11.09	$0.00
Quarter ended September 30, 2015	$12.75	$11.86	$0.00
Quarter ended December 31, 2015	$13.15	$12.01	$0.00

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

(b)          Sales of Unregistered Securities. Not applicable.

(c)          Use of Proceeds. Not applicable.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	240,450	$12.85	74,161

Equity compensation plans not approved by stockholders	-	-	-

(1) Reflects weighted average price of stock options only

(e)          Stock Repurchases. On November 24, 2015, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 89,903 shares of the Company’s common stock, equal to 4.0% of the Company’s outstanding common stock.

The Company did not purchase any shares during the quarter ended December 31, 2016.

(f)          Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

	At December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Selected Financial Condition Data:
Total assets	$252,933	$210,507	$188,035	171,556	172,541
Cash and cash equivalents	11,188	10,670	18,295	8,991	21,141
Interest-bearing time deposits with other banks	1,092	1,087	2,575	4,511	10,730
Investment securities (1)	17,145	16,676	11,916	13,750	16,114
Federal Home Loan Bank stock	2,299	971	694	667	757
Loans receivable, net	210,486	170,427	143,774	132,923	112,618
Premises and equipment, net	4,919	5,177	5,409	5,571	5,632
Investment in real estate, net	1,534	1,578	1,623	1,662	1,707
Bank-owned life insurance	2,314	2,276	2,230	2,181	2,129
Total liabilities	220,286	178,538	156,433	159,052	160,167
Deposits	182,086	169,372	151,010	153,732	156,653
Federal Home Loan Bank advances	37,329	8,500	5,000	5,000	3,307
Total stockholders' equity	$32,647	$31,969	$31,602	12,504	12,374

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Selected Operating Data:
Interest and dividend income	$8,223	$6,897	$5,993	$5,963	$6,045
Interest expense	1,581	1,085	1,066	1,175	1,314
Net interest and dividend income	6,642	5,812	4,927	4,788	4,731
Provision for loan losses	170	144	-	-	156
Net interest and dividend income after provision for loan losses	6,472	5,668	4,927	4,788	4,575
Noninterest income	562	597	615	351	977
Noninterest expense	5,525	5,246	5,595	4,611	4,423
Income (loss) before income taxes	1,509	1,019	(53)	528	1,129
Income tax expense	502	365	66	160	387
Net income (loss)	$1,007	$654	$(119)	$368	$742

(1) Investment securities include securities available-for-sale & securities held-to-maturity

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios:

Return (loss) on average assets	0.43%	0.34%	(0.07)%	0.21%	0.44%
Return (loss) on average stockholders' equity	3.13%	2.05%	(0.74)%	2.98%	6.16%
Interest rate spread	2.85%	3.04%	2.97%	2.99%	3.03%
Net interest margin	3.01%	3.19%	3.06%	3.05%	3.07%
Non-interest expense to average assets	2.38%	2.70%	3.22%	2.69%	2.62%
Efficiency ratio	76.69%	81.85%	100.96%	89.73%	77.49%
Average interest-earning assets to average interest-bearing liabilities	121.32%	124.49%	114.41%	107.73%	105.55%
Loans to deposits	115.60%	100.62%	95.21%	86.89%	72.53%
Average equity to average assets	13.85%	16.42%	9.24%	7.21%	7.13%
Stockholders' equity to total assets at end of period	12.91%	15.19%	16.81%	7.29%	7.17%

Capital Ratios:
Total capital to risk-weighted assets	14.56%	16.18%	21.92%	13.49%	14.02%
Tier 1 capital to risk-weighted assets	13.93%	15.55%	21.17%	12.74%	13.16%
Common Equity Tier 1 Capital to risk weighted assets	13.93%	15.55%	NR	NR	NR
Tier 1 capital to average assets	9.38%	10.86%	11.65%	7.49%	7.21%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.50%	0.52%	0.51%	0.56%	0.69%
Allowance for loan losses as a percentage of non-performing loans	NM	62.84%	52.36%	31.55%	16.89%
Net charge-offs (recoveries) to average outstanding loans during the period	0.00%	0.00%	0.00%	0.04%	0.21%
Non-performing loans as a percentage of total loans	0.00%	0.83%	0.98%	1.76%	4.11%
Non-performing loans as a percentage of total assets	0.00%	0.67%	0.75%	1.37%	2.85%

Other Data:
Number of :
Offices	3	3	3	3	3
FTE	33	33	32	32	33

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Pilgrim Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2016 and December 31, 2015 and our results of operations for the years ended December 31, 2016 and December 31, 2015. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total Assets. Total assets increased $42.4 million, or 20.2%, to $252.9 million at December 31, 2016 from $210.5 million at December 31, 2015. The increase was primarily driven by an increase in net loans of $40.1 million.

Cash and Cash Equivalents. Total cash and cash equivalents increased $518,000, or 4.9%, to $11.2 million at December 31, 2016 from $10.7 million at December 31, 2015.

Net Loans. Net loans increased $40.1 million, or 23.5%, to $210.5 million at December 31, 2016 from $170.4 million at December 31, 2015. One- to- four-family residential real estate loans increased $29.1 million, or 27.7%, to $134.0 million at December 31, 2016 from $104.9 million at December 31, 2015, multifamily loans increased $2.9 million, or 17.8%, to $19.5 million at December 31, 2016 from $16.6 million at December 31, 2015, and construction loans increased $8.4 million, or 45.0%, to $27.2 million at December 31, 2016 from $18.8 million at December 31, 2015. Commercial real estate loans increased $1.6 million, or 7.0%, to $23.4 million at December 31, 2016 from $21.8 million at December 31, 2015, commercial and industrial loans decreased $1.0 million, or 27.2%, to $2.9 million at December 31, 2016 from $4.0 million at December 31, 2015, and home equity loans and lines of credit increased $201,000, or 9.6%, to $2.3 million at December 31, 2016 from $2.1 million at December 31, 2015. The Company originated $66.5 million and purchased $35.7 million of new loans during 2016. Partially offsetting the loan originations and purchases were $50.7 million of loan payoffs and amortizations, and $11.3 million of unadvanced funds on 2016 originations.

Investment Securities. Investment securities classified as available-for-sale increased $485,000, or 2.9%, to $17.0 million at December 31, 2016 from $16.6 million at December 31, 2015, due to purchases of securities. Investment securities classified as held-to-maturity decreased $16,000, or 13.3%, to $104,000 at December 31, 2016 from $120,000 at December 31, 2015 due to payments. At December 31, 2016, investment securities classified as available-for-sale consisted primarily of debt securities issued by U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and government-sponsored mortgage-backed securities, with a focus on suitable government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at December 31, 2016 increased $38,000, or 1.7%, compared to December 31, 2015 due to normal increases in cash surrender value.

Deposits. Deposits increased $12.7 million, or 7.5%, to $182.1 million at December 31, 2016 from $169.4 million at December 31, 2015. During the year ended December 31, 2016, demand deposits increased $3.5 million, or 22.9%, to $18.8 million from $15.3 million, NOW account deposits decreased $1.1 million, or 4.9%, to $21.2 million from $22.3 million, savings accounts increased $1.5 million, or 7.5%, to $21.3 million from $19.8 million, money market accounts increased $3.1 million, or 10.9%, to $31.8 million from $28.7 million, while certificates of deposit increased $5.7 million, or 6.9%, to $89.0 million from $83.2 million. Core deposits, which we consider to be our noninterest demand accounts, NOW accounts, savings accounts and money market accounts, increased $7.0 million, or 8.1%, to $93.1 million at December 31, 2016 from $86.1 million at December 31, 2015. The growth in certificates of deposit resulted from the use of a listing service and various promotional campaigns designed to attract new customers to the bank.

Borrowings and Other Liabilities. Federal Home Loan Bank advances increased $28.8 million, or 339.2%, to $37.3 million at December 31, 2016 from $8.5 million at December 31, 2015. Other liabilities, which include interest payable, accruals for employee benefits and medical plans, income taxes payable and normal accruals for expenses, increased $205,000, or 30.8%, to $871,000 at December 31, 2016 from $666,000 at December 31, 2015.

Total Stockholders’ Equity. Total stockholders’ equity increased $678,000, or 2.1%, to $32.6 million at December 31, 2016 from $32.0 million at December 31, 2015. The increase resulted from $1.0 million of net income for the year ended December 31, 2016, partially offset by $550,000 of shares repurchased during the year ended December 31, 2016.

Comparison of Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

General. The Company realized net income of $1.0 million for the year ended December 31, 2016, compared to net income of $654,000 for the year ended December 31, 2015. The improvement in net income was primarily driven by a 20.8% increase in average earnings assets for the year ended December 31, 2016 versus average earning assets for the year ended 2015.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income increased $1.3 million, or 19.0%, to $8.2 million for 2016 from $6.9 million for 2015. Interest on loans increased $1.3 million for 2016. The increase was primarily driven by higher levels of average loans. The average balance of loans during the year ended December 31, 2016 increased $33.1 million to $191.9 million from $158.8 million for the year ended December 31, 2015. The average yield on loans decreased 5 basis points to 4.11% for the year ended December 31, 2016 from 4.16% for the year ended December 31, 2015. The average balance of lower yielding, interest-bearing deposits increased $1.2 million to $10.8 million for the year ended December 31, 2016 from $9.6 million for the year ended December 31, 2015. The yield on investment securities (on a tax-equivalent basis) decreased 48 basis points to 1.56% for the year ended December 31, 2016 from 2.04% for the year ended December 31, 2015. The total earning asset yield decreased 6 basis points to 3.72% for the year ended December 31, 2016 compared to 3.78% for the year ended December 31, 2015.

Interest Expense. Total interest expense increased $496,000, or 45.7%, to $1.6 million for the year ended December 31, 2016 from $1.1 million in 2015. Interest expense on interest-bearing deposit accounts increased $352,000, or 34.5% for the year ended December 31, 2016. The average rate paid on interest-bearing deposits was 0.85% for the year ended December 31, 2016 compared to 0.74% for the year ended December 31, 2015. The average balance of interest-bearing deposits increased $22.4 million, or 16.2%, to $161.1 million for the year ended December 31, 2016 from $138.7. million for the year ended December 31, 2015.

Interest expense on Federal Home Loan Bank of Boston advances increased $144,000 to $209,000 for the year ended December 31, 2016 from $65,000 for the year ended December 31, 2015. The average balance of FHLB advances increased $12.9 million to $21.5 million for 2016 from $8.6 million for 2015. The cost increased 21 basis points to 0.97% for 2016 from 0.76% for 2015.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $819,000 or 14.0%, for the year ended December 31, 2016 from the year ended December 31, 2015. The increase resulted from a $1.3 million increase in interest income partially offset by a $496,000 increase in interest expense. Average interest-earning assets increased to $221.5 million for the year ended December 31, 2016 from $183.4 million for 2015, and our net interest rate spread contracted 19 basis points to 2.85% for 2016 from 3.04% for 2015. Our net interest margin contracted to 3.01% for 2016 from 3.19% for 2015. The decline of our interest rate spread and net interest margin was primarily driven by decreasing rates on earning assets and increasing rates on interest bearing liabilities for the year ended December 31, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $170,000 for the year ended December 31, 2016 and a provision of $144,000 for the year ended December 31, 2015. The allowance for loan losses was $1.0 million, or 0.50% of total loans at December 31, 2016 and $886,000, or 0.52% of total loans at December 31, 2015. There were no non-performing loans at December 31, 2016 compared to $1.4 million at December 31, 2015. As a percentage of non-performing loans, the allowance for loan losses was not measurable at December 31, 2016 and was 62.8% at December 31, 2015. Total classified loans were $573,000 at December 31, 2016 compared to $4.5 million at December 31, 2015. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at December 31, 2016 and 2015.

Noninterest Income. Noninterest income decreased $35,000, or 5.9%, to $562,000 for the year ended December 31, 2016 from $597,000 for the year ended December 31, 2015. The decline was primarily driven by lower levels of loan gains. The net gain on sales of loans was $43,000 for the year ended December 31, 2016, compared to $64,000 for the year ended December 31, 2015. Service charges on deposit accounts were $105,000 for the year ended December 31, 2016, compared to $120,000 for the year ended December 31, 2015.

Noninterest Expense. Noninterest expense increased $279,000 to $5.5 million for the year ended December 31, 2016 from $5.2 million for the year ended December 31, 2015. The increase was primarily driven by the salaries and employee benefits expense which increased $263,000.

Income Taxes. Income tax expense was $502,000 for the year ended December 31, 2016 compared to $365,000 for the year ended December 31, 2015. The effective tax rate as a percent of pre-tax income was 33.3% and 35.8% for the years ended December 31, 2016 and 2015, respectively. The decrease in the effective tax rate for 2016 was due to a $92,000 reduction of the deferred tax valuation allowance. We performed an evaluation of our deferred tax assets at December 31, 2016 and December 31, 2015. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on projected taxable income at December 31, 2016 our deferred tax asset valuation allowance was reduced by $92,000 to $37,000 at December 31, 2016 from $129,000 at December 31, 2015. The remaining $37,000 of the deferred tax valuation allowance at December 31, 2016, relates to the $218,000 write-down of our mutual fund investment managed by Shay Financial. At December 31, 2015, $83,000 of the deferred tax asset valuation allowance related to uncertainty regarding the utilization of the $725,000 charitable contribution to the Pilgrim Bank Foundation. The deferred tax asset related to the charitable contribution expires during the year ended December 31, 2019. Approximately $46,000 of our net deferred tax asset at December 31, 2015 related to the $218,000 write-down of our mutual fund investment managed by Shay Financial. As a result of the termination of this mutual fund investment in January 2014, we must generate future capital gains in order to utilize this portion of our deferred tax asset, which expires during the year ending December 31, 2019.

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

	For the Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$191,904	$7,880	4.11%	$158,758	$6,599	4.16%	$132,897	$5,683	4.28%
Interest-earning deposits	10,770	57	0.53%	9,613	30	0.31%	15,591	49	0.31%
Investment securities (2)	16,968	264	1.56%	13,758	281	2.04%	12,670	288	2.27%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	1,885	44	2.34%	1,241	21	1.77%	1,086	11	1.01%
Total interest-earning assets	221,527	8,245	3.72%	183,370	6,931	3.78%	162,244	6,031	3.72%
Noninterest-earning assets	10,999			11,320			11,692
Total assets	$232,526			$194,690			$173,936

Interest-bearing liabilities:
Savings accounts	$20,817	31	0.15%	$18,663	33	0.18%	$16,545	33	0.20%
NOW accounts	20,535	10	0.05%	19,700	15	0.08%	18,667	19	0.10%
Money market accounts	29,301	110	0.38%	30,859	116	0.38%	35,681	135	0.38%
Certificates of deposit	90,444	1,221	1.35%	69,453	856	1.23%	66,992	836	1.25%
Total interest-bearing deposits	161,097	1,372	0.85%	138,675	1,020	0.74%	137,885	1,023	0.74%
Federal Home Loan Bank advances	21,506	209	0.97%	8,618	65	0.76%	3,927	43	1.09%
Total interest-bearing liabilities	182,603	1,581	0.87%	147,293	1,085	0.74%	141,812	1,066	0.75%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	17,091			14,130			15,718
Other noninterest-bearing liabilities	634			1,305			340
Total noninterest-bearing liabilities	17,725			15,435			16,058
Total liabilities	200,328			162,728			157,870
Total stockholders' equity	32,198			31,962			16,066
Total liabilities and total stockholders' equity	$232,526			$194,690			$173,936
Net interest income		$6,664			$5,846			$4,965
Net interest rate spread (3)			2.85%			3.04%			2.97%
Net interest-earning assets (4)	$38,924			$36,077			$20,432
Net interest margin (5)			3.01%			3.19%			3.06%
Average interest-earning assets to interest-bearing liabilities	121.32%			124.49%			114.41%

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $22,000, $34,000 and $38,000 was applied to tax-exempt income for the years ended December 31, 2016, December 31, 2015 and 2014 respectively, using a tax rate of 34%.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,360	$(79)	$1,281	$1,070	$(154)	$916
Interest-earning deposits	4	23	27	(19)	-	(19)
Investment securities (1)	57	(74)	(17)	24	(31)	(7)
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	14	9	23	2	8	10
Total interest-earning assets	1,435	(121)	1,314	1,077	(177)	900

Interest-bearing liabilities:
Savings accounts	5	(7)	(2)	-	-	-
NOW accounts	1	(6)	(5)	1	(5)	(4)
Money market accounts	(6)	-	(6)	(18)	(1)	(19)
Certificates of deposit	277	88	365	30	(10)	20
Total interest-bearing deposits	277	75	352	13	(16)	(3)
Federal Home Loan Bank advances	122	22	144	30	(8)	22
Total interest-bearing liabilities	399	97	496	43	(24)	19

Change in net interest income	$1,036	$(218)	$818	$1,034	$(153)	$881

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $22,000, $34,000 and $38,000 was applied to tax-exempt income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, using a tax rate of 34%.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a two year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning January 1, 2017 resulting from potential changes in interest rates. The model is run at least quarterly showing shocks from +400bp to -400bp, although we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$8,102	8.28%
+300	7,940	6.11%
+200	7,815	4.44%
+100	7,670	2.50%
Level	7,483	—
-100	7,189	(3.93)%
-200	6,773	(9.49)%
-300	6,320	(15.53)%
-400	6,023	(19.51)%

____________________

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

The table below sets forth, as of December 31, 2016, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Pilgrim Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2016
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$29,598	$(17,941)	(37.74)%	12.23%	(5.61)%
+200	35,244	(12,295)	(25.86)%	14.11%	(3.73)%
+100	40,854	(6,685)	(14.06)%	15.86%	(1.98)%
0	47,539	—	—	17.84%	—
-100	52,691	5,152	10.84%	19.32%	1.48%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2016, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 10.84% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 14.06% decrease in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million and $1.3 million for the years ended December 31, 2016 and December 31, 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $41.9 million and $30.5 million for the years ended December 31, 2016 and December 31, 2015, respectively. During the year ended December 31, 2016, we purchased $7.2 million and sold $1.2 million in securities held as available-for-sale, and during the year ended December 31, 2015, we purchased $8.6 million and sold $428,000 in securities held as available-for-sale. Net cash provided by financing activities, consisting of the activity in deposit accounts and Federal Home Loan Bank advances for 2016 and 2015, was $41.0 million and $21.5 million for the years ended December 31, 2016 and December 31, 2015, respectively.

At December 31, 2016, we exceeded all of our regulatory capital requirements to be considered well capitalized with a tier 1 leverage capital level of $23.4 million, or 9.4% of average assets, which is above the required level of $12.5 million, or 5.0%; and total risk-based capital of $24.4 million, or 14.6% of risk-weighted assets, which is above the required level of $16.8 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2016, we had outstanding commitments to originate loans of $6.0 million and unadvanced funds on loans of $20.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $47.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

(a)           Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)           Management’s Annual Report on Internal Control over Financial Reporting. Manage-ment of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1 – Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2016 and 2015;
(C)	Consolidated Statements of Income for the years ended December 31, 2016 and 2015;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015;
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015;
(G)	Notes to Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc. (1)
3.2	Bylaws of Pilgrim Bancshares, Inc. (1)
4	Form of Common Stock Certificate of Pilgrim Bancshares, Inc. (1)
10.1	Employment Agreement between Pilgrim Bank and Francis E. Campbell (2)
10.2	Change in Control Agreement between Pilgrim Bank and Christopher G. McCourt (2)
10.3	Change in Control Agreement between Pilgrim Bank and Joan A. MacIntyre (2)
10.4	Pilgrim Bank Supplemental Executive Retirement Plan (2)
10.5	Pilgrim Bank Executive Annual Incentive Plan (2)
10.6	Pilgrim Bank Employee Stock Ownership Plan (2)
10.7	2015 Equity Incentive Plan (3)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

___________________

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-194485), initially filed March 11, 2014.
(2)	Incorporated herein by reference to the Quarterly Report on Form 10-Q (File No. 000-55290), filed November 11, 2014.
(3)	Incorporated by reference to our proxy statement filed with the SEC on October 13, 2015.

ITEM 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: March 22, 2017	By:	/s/ Francis E. Campbell
Francis E. Campbell,
President and Chief Executive Officer
(duly authorized representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Francis E. Campbell	President and Chief Executive	March 22, 2017
Francis E. Campbell	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Christopher G. McCourt	Executive Vice President and Chief	March 22, 2017
Christopher G. McCourt	Financial Officer (Principal
Financial and Accounting Officer)

/s/ Melissa J. Browne	Director	March 22, 2017
Melissa J. Browne

/s/ J. Michael Buckley	Director	March 22, 2017
J. Michael Buckley

/s/ Steven T. Golden	Director	March 22, 2017
Steven T. Golden

/s/ Ronald H. Goodwin	Director	March 22, 2017
Ronald H. Goodwin

/s/ Mary E. Granville	Director	March 22, 2017
Mary E. Granville

/s/ William H. Ohrenberger, III	Director	March 22, 2017
William H. Ohrenberger, III

/s/ Brian W. Noonan	Director	March 22, 2017
Brian W. Noonan

/s/ Joseph P. Reilly	Director	March 22, 2017
Joseph P. Reilly

EXHIBIT INDEX

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Pilgrim Bancshares, Inc.

Cohasset, Massachusetts

We have audited the accompanying consolidated balance sheets of Pilgrim Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pilgrim Bancshares, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes LLC

Peabody, Massachusetts
March 22, 2017

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$2,036	$2,351
Interest-bearing demand deposits with other banks	9,152	8,319
Total cash and cash equivalents	11,188	10,670
Interest-bearing time deposits with other banks	1,092	1,087
Investments in available-for-sale securities (at fair value)	17,041	16,556
Investments in held-to-maturity securities (fair value of $135 at December 31, 2016, and $155 at December 31, 2015)	104	120
Federal Home Loan Bank stock, at cost	2,299	971
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,049 at December 31, 2016, and $886 at December 31, 2015	210,486	170,427
Premises and equipment, net	4,919	5,177
Investment in real estate, net	1,534	1,578
Accrued interest receivable	599	508
Deferred income tax asset, net	740	496
Bank-owned life insurance	2,314	2,276
Other assets	233	257
Total assets	$252,933	$210,507

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$18,791	$15,290
Interest-bearing	163,295	154,082
Total deposits	182,086	169,372
Federal Home Loan Bank advances	37,329	8,500
Other liabilities	871	666
Total liabilities	220,286	178,538
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,253,439 shares issued at December 31, 2016 and 2,224,489 shares issued at December 31, 2015	23	22
Additional paid-in capital	20,910	20,466
Retained earnings	14,260	13,253
Unearned compensation - ESOP (161,826 shares unallocated at December 31, 2016 and 167,820 shares unallocated at December 31, 2015)	(1,619)	(1,679)
Unearned compensation - Restricted Stock	(806)	-
Accumulated other comprehensive loss	(121)	(93)
Total stockholders' equity	32,647	31,969
Total liabilities and stockholders' equity	$252,933	$210,507

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Years Ended December 31,
	2016	2015

Interest and dividend income:
Interest and fees on loans	$7,880	$6,599
Interest on debt securities:
Taxable	199	181
Tax-exempt	43	66
Other interest and dividends	101	51
Total interest and dividend income	8,223	6,897
Interest expense:
Interest on deposits	1,372	1,020
Interest on Federal Home Loan Bank advances	209	65
Total interest expense	1,581	1,085
Net interest and dividend income	6,642	5,812
Provision for loan losses	170	144
Net interest and dividend income after provision for loan losses	6,472	5,668
Noninterest income:
Service charges on deposit accounts	105	120
Gain on sales/calls of securities, net	30	29
Writedown of securities (includes losses of $3 for the year ended December 31, 2015, no amounts recognized in other comprehensive income)	-	(3)
Gain on sales of loans, net	43	64
Rental income	253	258
Other income	131	129
Total noninterest income	562	597
Noninterest expense:
Salaries and employee benefits	3,298	3,035
Occupancy expense	486	533
Equipment expense	189	182
Data processing expense	415	394
Professional fees	400	374
Federal Deposit Insurance Corporation assessment	150	140
Communications expense	117	117
Advertising and public relations expense	140	129
Insurance expense	61	76
Supplies expense	55	58
Other expense	214	208
Total noninterest expense	5,525	5,246
Income before income taxes	1,509	1,019
Income tax expense	502	365
Net income	$1,007	$654

Weighted-average number of common shares outstanding:
Basic	2,024,918	2,076,337
Diluted	2,026,099	2,076,337

Earnings per share:
Basic	$0.50	$0.31
Diluted	$0.50	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2016	2015

Net income	$1,007	$654
Other comprehensive loss, net of tax:
Net unrealized holding loss on available-for-sale securities	(15)	(36)
Reclassification adjustment for net realized gains in net income (1)	(30)	(29)
Other comprehensive loss before income tax effect	(45)	(65)
Income tax benefit	17	23
Other comprehensive loss, net of tax	(28)	(42)
Comprehensive income	$979	$612

(1) Reclassification adjustments are comprised of realized security gains. The gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales/calls of securities, net; the tax expense amount which was $11,000 and $10,000 for the years ended December 31, 2016 and 2015, respectively, is included in income tax expense. The after tax amount included in net income was $19,000 and $19,000 for the years ended December 31, 2016 and 2015.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	Loss	Total
Balance, December 31, 2014	2,247,589	$22	$20,770	$12,599	$(1,738)	$-	$(51)	$31,602
Net income	-	-	-	654	-	-	-	654
Shares purchased and retired	(23,100)	-	(298)	-	-	-	-	(298)
Common stock held by ESOP committed to be allocated (5,993 shares)	-	-	11	-	59	-	-	70
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(42)	(42)
Issuance costs related to initial public offering	-	-	(17)	-	-	-	-	(17)
Balance, December 31, 2015	2,224,489	22	20,466	13,253	(1,679)	-	(93)	31,969

Net income	-	-	-	1,007	-	-	-	1,007
Shares purchased and retired	(42,000)	-	(550)	-	-	-	-	(550)
Common stock held by ESOP committed to be allocated (5,994 shares)	-	-	20	-	60	-	-	80
Restricted stock granted in connection with equity incentive plan	70,950	1	911	-	-	(912)	-	-
Share based compensation-restricted stock	-	-	-	-	-	106	-	106
Share based compensation-options	-	-	63	-	-	-	-	63
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(28)	(28)
Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$1,007	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	170	144
Capitalized interest on interest-bearing time deposits	(5)	(12)
Amortization of securities, net	88	86
Gain on sales/calls of securities, net	(30)	(29)
Loans originated for sale	(2,205)	(3,544)
Proceeds from sales of loans originated for sale	2,248	3,608
Gain on sales of loans, net	(43)	(64)
Change in net deferred origination fees, costs, premiums and discounts	(218)	(53)
Writdown of securities	-	3
Depreciation and amortization	337	339
Stock based compensation expense	249	70
Increase in accrued interest receivable	(91)	(61)
Increase in bank-owned life insurance	(38)	(46)
Decrease in other assets	24	159
Deferred tax benefit	(227)	(63)
Increase in other liabilities	205	105
Net cash provided by operating activities	1,471	1,296

Cash flows from investing activities:
Proceeds from redemption and maturities of interest-bearing time deposits	-	1,500
Purchase of Federal Home Loan Bank stock	(1,407)	(320)
Redemption of Federal Home Loan Bank stock	79	43
Purchases of available-for-sale securities	(7,241)	(8,597)
Proceeds from maturities/calls/pay downs of available-for-sale securities	5,435	3,251
Proceeds from sales of available-for-sale securities	1,211	428
Proceeds from maturities of held-to-maturity securities	23	33
Loan principal originations and collections, net	(8,999)	(19,836)
Loans purchased	(36,047)	(8,558)
Loan participations sold	5,035	1,650
Capital expenditures	(35)	(62)
Net cash used in investing activities	(41,946)	(30,468)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	6,968	1,595
Net increase in time deposits	5,746	16,767
Payments on Federal Home Loan Bank long-term advances	(6,171)	(1,000)
Proceeds from Federal Home Loan Bank long-term advances	36,100	8,500
Net change in short-term Federal Home Loan Bank advances	(1,100)	(4,000)
Issuance costs related to initial public offering	-	(17)
Purchase and retirement of common stock	(550)	(298)
Net cash provided by financing activities	40,993	21,547

Net increase (decrease) in cash and cash equivalents	518	(7,625)
Cash and cash equivalents at beginning of period	10,670	18,295
Cash and cash equivalents at end of period	$11,188	$10,670

Supplemental disclosures:
Interest paid	$1,554	$1,080
Income taxes paid	705	205

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2016 and 2015, these reserve balances amounted to $836,000 and $820,000, respectively.

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

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans are recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, multi-family real estate, home equity loans and lines of credit, construction, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and underlying collateral values; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ended December 31, 2016 and 2015.

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

PREMISES AND EQUIPMENT AND INVESTMENT IN REAL ESTATE:

Land is stated at cost. Premises, investment in real estate and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises, investment in real estate and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on a straight-line basis over the estimated useful lives of the assets. Useful lives are dependent upon the nature and condition of the asset and range from three years to 40 years.

Premises and equipment and investment in real estate are periodically evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment and investment in real estate are less than their carrying amounts. In that event, the Company records a loss of the difference between the carrying amount and the fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Accounting Standards Codification (ASC) 310-40, “Receivables - Troubled Debt Restructurings by Creditors." These properties are initially recorded at their estimated fair value less estimated cost to sell at the date of foreclosure or transfer, establishing a new cost basis. Subsequent to foreclosure or transfer, valuations are periodically performed by management and assets are carried at the lower of carrying amount or fair value less cost to sell. Any write-down from cost to estimated fair value required at the time of foreclosure or classification as an in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.

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

EMPLOYEE STOCK OWNERSHIP PLAN:

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair value and the cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

STOCK BASED COMPENSATION:

The Company recognizes stock-based compensation on the grant-date fair value of the award adjusted for expected forfeitures. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through December 31, 2016. Interest and penalties, if any, are recorded as income tax expense.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the years ended December 31, 2016 and 2015 have been computed based on the following:

	Years Ended December 31,
	2016	2015
Net income (In thousands)	$1,007	$654

Basic and diluted common shares:
Weighted average common shares outstanding	2,225,397	2,247,153
Weighted average unearned shares-restricted stock	(35,657)	-
Weighted average unallocated ESOP shares	(164,822)	(170,816)
Basic weighted average shares outstanding	2,024,918	2,076,337

Dilutive effect of unearned restricted stock	1,181	-
Diluted weighted average shares outstanding	2,026,099	2,076,337

Basic earnings per share	$0.50	$0.31
Diluted earnings per share (1)	$0.50	$0.31

(1) Options to purchase 169,500 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the year ended December 31, 2016 because the impact was anti-dilutive. There were no options to purchase shares for the year ended December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

In May 2014 and August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 31, 2017, and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, including interim reporting periods within that reporting period. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Under the extended transition period for an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application of item 5 above is permitted for fiscal years, or interim periods for which financial statements have not yet been issued. Early application of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgement to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the extended transition period for an emerging growth company, this update will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. Under the extended transition period for an emerging growth company, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash (Topic 230).” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of December 31:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$8,980	$7	$53	$8,934
Debt securities issued by states of the United States and political subdivisions of the states	2,696	-	50	2,646
Mortgage-backed securities	5,557	5	101	5,461
	$17,233	$12	$204	$17,041

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$6,339	$6	$34	$6,311
Debt securities issued by states of the United States and political subdivisions of the states	2,456	7	19	2,444
Mortgage-backed securities	7,908	6	113	7,801
	$16,703	$19	$166	$16,556

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
December 31, 2016:
Mortgage-backed securities	$104	$31	$-	$135
	$104	$31	$-	$135

December 31, 2015:
Mortgage-backed securities	$120	$35	$-	$155
	$120	$35	$-	$155

The scheduled maturities of debt securities were as follows as of December 31, 2016:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$499	$-	$-
Due after one year through five years	9,555	-	-
Due after five years through ten years	1,267	-	-
Due after ten years	259	-	-
Mortgage-backed securities	5,461	104	135
	$17,041	$104	$135

During 2016, proceeds from sales of available-for-sale securities amounted to $1.2 million. Gross realized gains on those sales amounted to $27,000, and there were no gross realized losses. During 2015, proceeds from sales of available-for-sale securities amounted to $428,000. Gross realized gains on those sales amounted to $10,000 and there were no gross realized losses. The tax expense applicable to these net realized gains for the years ended December 31, 2016 and 2015 amounted to $10,000 and $4,000, respectively.

As of December 31, 2016 and 2015, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$7,430	$53	$-	$-	$7,430	$53
Debt securities issued by states of the United States and political subdivisions of the states	2,215	35	431	15	2,646	50
Mortgage-backed securities	3,342	52	1,660	49	5,002	101
Total temporarily impaired securities	$12,987	$140	$2,091	$64	$15,078	$204

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$5,320	$21	$487	$13	$5,807	$34
Debt securities issued by states of the United States and political subdivisions of the states	-	-	912	19	912	19
Mortgage-backed securities	4,302	46	2,101	67	6,403	113
Total temporarily impaired securities	$9,622	$67	$3,500	$99	$13,122	$166

As of December 31, 2016, investment securities with unrealized losses consist of 17 debt securities issued by U.S. government corporations and government-sponsored agencies, 12 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 28 government agencies and government sponsored enterprises and 1 private label. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

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

No other-than-temporary impairment losses were recognized for the year ended December 31, 2016. For the year ended December 31, 2015, debt securities with other-than-temporary impairment losses related to credit quality that were recognized in earnings consisted of one non-agency mortgage-backed security. The Company estimated the credit component portion of loss for the non-agency mortgage-backed securities using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed securities included estimated cash flows of the underlying collateral based on key assumptions such as default rate, loss severity and prepayment rate. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss. Based on the expected cash flows derived from the model, the Company expects to recover the remaining unrealized losses on non-agency mortgage-backed securities.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,	December 31,
	2016	2015
	(In Thousands)
Real estate loans:
One-to four- family residential	$133,997	$104,861
Commercial	23,368	21,848
Multi-family	19,503	16,559
Home equity loans and lines of credit	2,294	2,093
Construction	27,185	18,755
Commercial and industrial loans	2,885	3,964
Consumer loans:
Consumer lines of credit	22	20
Other consumer loans	1,910	3,060
	211,164	171,160
Net deferred loan origination fees, costs, premiums and discounts	371	153
Allowance for loan losses	(1,049)	(886)
Net loans	$210,486	$170,427

The following tables set forth information regarding the allowance for loan losses as of and for the years ended December 31:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	(8)	-	(8)
Recoveries	-	-	-	-	-	-	-	1	-	1
Provision (benefit)	76	(12)	12	(2)	124	(3)	-	(7)	(18)	170
Ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	428	134	74	12	340	10	1	15	14	1,028
Total allowance for loan losses ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Loans:
Ending balance:
Individually evaluated for impairment	$3,406	$650	$-	$6	$-	$-	$-	$-	$-	$4,062
Ending balance:
Collectively evaluated for impairment	130,591	22,718	19,503	2,288	27,185	2,885	22	1,910	-	207,102
Total loans ending balance	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$-	$211,164

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2015:
Allowance for loan losses:
Beginning balance	$362	$134	$36	$27	$121	$8	$1	$20	$34	$743
Charge-offs	-	-	-	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	11	12	26	(13)	95	5	-	10	(2)	144
Ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	352	146	62	14	216	13	1	29	32	865
Total allowance for loan losses ending balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886

Loans:
Ending balance:
Individually evaluated for impairment	$5,665	$679	$-	$59	$-	$-	$-	$-	$-	$6,403
Ending balance:
Collectively evaluated for impairment	99,196	21,169	16,559	2,034	18,755	3,964	20	3,060	-	164,757
Total loans ending balance	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$-	$171,160

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2016. Total loans to such persons and their companies amounted to $281,000 and $401,000 as of December 31, 2016 and 2015, respectively. During 2016, principal payments were $120,000 and there were no principal advances.

The following tables set forth information regarding nonaccrual loans and past-due loans as of December 31:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
December 31, 2016:
Real estate loans:
One- to four-family residential	$118	$-	$-	$118	$133,879	$133,997	$-	$-
Commercial	-	-	-	-	23,368	23,368	-	-
Multi-family	-	-	-	-	19,503	19,503	-	-
Home equity loans and lines of credit	-	-	-	-	2,294	2,294	-	-
Construction	-	-	-	-	27,185	27,185	-	-
Commercial and industrial loans	-	-	-	-	2,885	2,885	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	22	22	-	-
Other consumer	-	-	-	-	1,910	1,910	-	-
Total	$118	$-	$-	$118	$211,046	$211,164	$-	$-

December 31, 2015:
Real estate loans:
One- to four-family residential	$1,088	$18	$1,393	$2,499	$102,362	$104,861	$-	$1,410
Commercial	-	-	-	-	21,848	21,848	-	-
Multi-family	-	-	-	-	16,559	16,559	-	-
Home equity loans and lines of credit	-	59	-	59	2,034	2,093	-	-
Construction	-	-	-	-	18,755	18,755	-	-
Commercial and industrial loans	-	-	-	-	3,964	3,964	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	20	20	-	-
Other consumer	16	-	-	16	3,044	3,060	-	-
Total	$1,104	$77	$1,393	$2,574	$168,586	$171,160	$-	$1,410

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at December 31, 2016 and 2015:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)

December 31, 2016:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,839	$2,839	$-
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,495	$3,577	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$3,406	$3,406	$21
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,062	$4,144	$21

December 31, 2015:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$5,098	$5,098	$-
Commercial	679	679	-
Home equity loans and lines of credit	59	141	-
Total impaired with no related allowance	$5,836	$5,918	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$5,665	$5,665	$21
Commercial	679	679	-
Home equity loans and lines of credit	59	141	-
Total impaired loans	$6,403	$6,485	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2016 and 2015.

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$3,417	$156	$5,657	$183
Commercial	666	42	689	44
Home equity loans and lines of credit	37	5	54	4
Total impaired with no related allowance	$4,120	$203	$6,400	$231

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$24	$571	$19
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	$567	$24	$571	$19

Total
Real estate loans:
One- to four-family residential	$3,984	$180	$6,228	$202
Commercial	666	42	689	44
Home equity loans and lines of credit	37	5	54	4
Total impaired loans	$4,687	$227	$6,971	$250

The following tables present the Company’s loans by risk rating as of December 31:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
December 31, 2016:
Grade:
Pass	$-	$22,718	$19,503	$-	$27,185	$2,885	$-	$-	$72,291
Special mention	2,016	650	-		-	-	-	-	2,666
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	131,414	-	-	2,288	-	-	22	1,910	135,634
Total	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$211,164

December 31, 2015:
Grade:
Pass	$-	$21,169	$16,559	$-	$18,755	$3,964	$-	$-	$60,447
Special mention	539	-	-	53	-	-	-	-	592
Substandard	3,796	679	-	6	-	-	-	-	4,481
Loans not formally rated	100,526	-	-	2,034	-	-	20	3,060	105,640
Total	$104,861	$21,848	$16,559	$2,093	$18,755	$3,964	$20	$3,060	$171,160

At December 31, 2016 and 2015, there were no loans rated “doubtful” or “loss.”

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

During the year ended December 31, 2016, there were five loans modified as TDRs. Three of the modified loans, with a total post-modification recorded investment of $1.6 million, paid off by December 31, 2016. The following tables set forth information regarding loans modified as TDRs during the years ended December 31, 2016 and 2015:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2016:
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

There were no loans modified as TDRs that subsequently defaulted within one year of modification during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following tables provide information on how loans were modified as TDRs during the years ended December 31:

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)

December 31, 2016:
Real estate loans:
One- to four- family residential	$-	$2,121	$-
Home equity loans and lines of credit	-	59	-
Total	$-	$2,180	$-

December 31, 2015:
Real estate loans:
One- to four- family residential	$-	$1,088	$-
Home equity loans and lines of credit	-	59	-
Total	$-	$1,147	$-

An analysis of the loans modified as TDRs was performed as of December 31, 2016. An allowance of $21,000 was assigned to one one-to-four family residential loan. All loans were accruing as of December 31, 2016.

As of December 31, 2016, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $24.3 million $21.8 million at December 31, 2016 and 2015, respectively.

On March 25, 2016, the Company entered into an agreement to purchase $20.0 million of residential mortgages, with 50% of the purchase being fixed rate loans and 50% being adjustable rate mortgages of varying maturities. The purchase premium is fixed at 1%. As of December 31, 2016, the Company had fulfilled the terms of the agreement.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	December 31,
	2016	2015
	(In Thousands)

Land	$864	$864
Buildings and improvements	5,383	5,380
Furniture and equipment	2,283	2,251
	8,530	8,495
Accumulated depreciation and amortization	(3,611)	(3,318)
	$4,919	$5,177

NOTE 6 - INVESTMENT IN REAL ESTATE

The following is a summary of investment in real estate:

	December 31,
	2016	2015
	(In Thousands)

Land	$453	$453
Buildings and improvements	1,489	1,489
	1,942	1,942
Accumulated depreciation	(408)	(364)
	$1,534	$1,578

The Company’s rental income for the years ended December 31, 2016 and 2015, amounted to $253,000 and $258,000, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2016 and December 31, 2015 was $22.3 million and $20.9 million, respectively. The totals exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit, as of December 31, 2016 and December 31, 2015.

For time deposits as of December 31, 2016, the scheduled maturities for each of the following five years ended December 31 are:

(In Thousands)
2017	$47,847
2018	25,303
2019	2,767
2020	9,349
2021	3,730
Total	$88,996

There were $7.3 million of brokered certificates of deposit at December 31, 2016 and 2015.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after December 31, 2016 are summarized as follows:

(In Thousands)
2017	$5,842
2018	8,911
2019	3,739
2020	1,713
2021	1,124
Thereafter	16,000
$37,329

Interest rates ranged from 0.39% to 1.51% with a weighted-average interest rate of 0.99% at December 31, 2016. Interest rates ranged from 0.80% to 1.30% with a weighted-average interest rate of 1.12% at December 31, 2015.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows:

	Years Ended
	December 31,
	2016	2015
	(In Thousands)

Current:
Federal	$572	$338
State	157	90
	729	428

Deferred:
Federal	(103)	(46)
State	(32)	(17)
Change in valuation allowance	(92)	-
	(227)	(63)
Total income tax expense	$502	$365

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,
	2016	2015
	% of	% of
	Income	Income

Statutory federal income tax rate	34.0%	34.0%
Increase (decrease) in tax rates resulting from:
Tax-exempt income	(1.8)	(3.7)
Other	1.7	0.7
State taxes, net of federal tax	5.5	4.8
Change in valuation allowance	(6.1)	-
Effective tax rates	33.3%	35.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	December 31,
	2016	2015
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$423	$358
Securities capital loss carryforwards	37	46
Writedown of securities	17	16
Interest on nonaccrual loans	-	46
Net unrealized holding loss on available-for-sale securities	71	54
Charitable contribution carryovers	178	249
Stock expense	50	-
ESOP expense	11	2
Deferred compensation	73	-
Other	7	-
Gross deferred tax assets	867	771
Valuation allowance	(37)	(129)
Gross deferred tax assets after valuation allowance	830	642

Deferred tax liabilities:
Book basis in excess of tax basis of premises and equipment	(90)	(146)
Gross deferred tax liabilities	(90)	(146)
Net deferred tax asset	$740	$496

As of December 31, 2016 and 2015, the Company had no operating loss and tax credit carryovers for tax purposes. As of December 31, 2016, the Company had capital loss carryovers of $110,000 which are due to expire in 2019. The capital losses can only be utilized against realized capital gains; therefore, as of December 31, 2016 a valuation allowance in the amount of $37,000 exists against the deferred tax benefit to the extent management deems it probable the deferred tax benefits will not be fully realized.

In connection with its initial public offering, the Company donated common stock and cash in the amount of $725,000 to the Foundation. The remaining charitable contribution carryforward was $446,000 at December 31, 2016 and expires in 2019. The related tax benefit included in net deferred tax assets is $178,000. A valuation allowance in the amount of $83,000 was released in 2016 based on management’s assessment that the Company will be able to fully utilize the deferred tax asset related to the charitable contribution before it expires.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of December 31, 2016 includes approximately $1,094,000 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income using a combined federal and state tax rate of approximately 40%.

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

The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to the limitations imposed by the Internal Revenue Code. In addition to salary deferral contributions, the Company will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to 5% of the participant’s pre-tax and after-tax contributions. For the years ended December 31, 2016 and 2015, contribution expense attributable to the plan amounted to $88,000 and $82,000, respectively.

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

Incentive compensation expense for the Incentive and the Executive Annual Incentive Plans for the years ended December 31, 2016 and 2015 amounted to $126,000 and $132,000, respectively.

Executive Supplemental Retirement Plan

The Company adopted a supplemental executive retirement plan (“SERP”) effective January 1, 2014. The SERP is a non-qualified retirement plan that provides supplemental retirement benefits to participants who are key employees as designated by the Compensation Committee. The President and Chief Executive Officer is currently the only participant in the SERP. Total expense for the plan for the years ended December 31, 2016 and 2015 amounted to $48,000 and $46,000, respectively.

Equity Incentive Plan

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. The maximum term of each option is ten years. At December 31, 2016, there were 18,953 restricted stock awards and 55,258 stock options available for future grants.

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

The weighted average assumptions used and fair value for options granted during the year ended December 31, 2016 are as follows:

Stock Option
Assumptions
Expected life	6.40 years
Expected dividend yield	0%
Expected volatility	20.24%
Expected forfeiture rate	0%
Risk free rate	1.67%
Fair value per option	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the year ended December 31, 2016 is as follows:

Stock Options
2016
Number of
Shares

Outstanding at beginning of period	-
Granted	169,500
Outstanding at end of period	169,500

Exercisable at end of period	-

Weighted average fair value of options granted during the period	$3.17
Weighted average contractual life remaining	9.4 years
Weighted average exercise price	$12.85
Aggregate intrinsic value	$364,000

Non-vested
Restricted Stock
2016
Number of
Shares

Outstanding at beginning of period	-
Granted	70,950
Outstanding at end of period	70,950
Weighted average grant date fair value	$12.85

As of December 31, 2016, unrecognized share-based compensation expense related to non-vested options amounted to $474,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $806,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.1 years.

For the year ended December 31, 2016, the Company recognized stock option related compensation expense of $63,000, and the recognized tax benefit related to this expense was $8,000. For the year ended December 31, 2016, the Company recognized restricted stock related compensation expense of $106,000, and the recognized tax benefit related to this expense was $42,000.

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

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over the remaining loan term of 28.2 years.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the loan is repaid. The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants will vest in their benefit at a rate of 20% per year, beginning after the completion of their second year of service, such that the participants will be 100% vested upon completion of six years of credited service. Participants who were employed by the Bank immediately prior to the conversion will receive credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the ESOP upon severance from employment. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Under applicable accounting requirements, the Company will record a compensation expense for the ESOP equal to the fair market value of the shares when they are committed to be released from the suspense account to participants' accounts under the plan.

At December 31, 2016 and 2015, the remaining principal balance on the ESOP debt was $1.6 million and $1.7 million, respectively.

Total compensation expense recognized in connection with the ESOP was $80,000 and $70,000 for the years ended December 31, 2016 and 2015, respectively. The remaining principal balance on the ESOP debt as of December 31, 2016 is payable as follows:

Years Ending
December 31,	Amount
( In Thousands)

2017	$36
2018	38
2019	39
2020	40
2021	42
Thereafter	1,451
$1,646

Shares held by the ESOP are as follows as of December 31:

	2016	2015

Allocated	11,987	5,994
Committed to be allocated	5,994	5,993
Unallocated	161,826	167,820
Paid out to participants	(6)	-
Shares held by ESOP	179,801	179,807

The fair value of unallocated ESOP shares was $2.4 million and $2.2 million at December 31, 2016 and 2015, respectively.

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

Financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows:

	At December 31,
	2016	2015
	(In Thousands)

Commitments to originate loans	$5,958	$5,747
Unadvanced funds on loans:
Home equity lines of credit	4,087	4,257
Construction loans	12,608	13,006
Commercial lines of credit	3,816	1,513
Consumer	117	118
	$26,586	$24,641

The Company accrues credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet credit losses is recorded within other liabilities on the consolidated balance sheet. The balance as of December 31, 2016 and 2015 was $11,000 and $9,000, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of December 31, 2016 and 2015. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2016.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2016 :
Debt securities issued by U.S. government corporations and agencies	$8,934	$-	$8,934	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,646	-	2,646	-
Mortgage-backed securities	5,461	-	5,461	-
Totals	$17,041	$-	$17,041	$-

December 31, 2015 :
Debt securities issued by U.S. government corporations and agencies	$6,311	$-	$6,311	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,444	-	2,444	-
Mortgage-backed securities	7,801	-	7,801	-
Totals	$16,556	$-	$16,556	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2016 and 2015 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2016:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

December 31, 2015:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,188	$11,188	$-	$-	$11,188
Interest-bearing time deposits with other banks	1,092	-	1,098	-	1,098
Available-for-sale securities	17,041	-	17,041	-	17,041
Held-to-maturity securities	104	-	135	-	135
Federal Home Loan Bank stock	2,299	2,299	-	-	2,299
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	210,486	-	-	211,328	211,328
Accrued interest receivable	599	599	-	-	599

Financial liabilities:
Deposits	182,086	-	182,676	-	182,676
FHLB advances	37,329	-	37,089	-	37,089

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,670	$10,670	$-	$-	$10,670
Interest-bearing time deposits with other banks	1,087	-	1,086	-	1,086
Available-for-sale securities	16,556	-	16,556	-	16,556
Held-to-maturity securities	120	-	155	-	155
Federal Home Loan Bank stock	971	971	-	-	971
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	170,427	-	-	171,150	171,150
Accrued interest receivable	508	508	-	-	508

Financial liabilities:
Deposits	169,372	-	170,134	-	170,134
FHLB advances	8,500	-	8,458	-	8,458

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of December 31, 2016 and 2015 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2016, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of December 31.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$24,440	14.56%	$13,424	8.0%	$16,781	10.0%
Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	10,068	6.0	13,424	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	7,551	4.5	10,907	6.5
Tier 1 Capital (to Average Assets)	23,380	9.38	9,970	4.0	12,463	5.0

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$23,066	16.18%	$11,408	8.0%	$14,260	10.0%
Tier 1 Capital (to Risk Weighted Assets)	22,171	15.55	8,556	6.0	11,408	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	22,171	15.55	6,417	4.5	9,269	6.5
Tier 1 Capital (to Average Assets)	22,171	10.86	8,169	4.0	10,211	5.0

NOTE 16 - RECLASSIFICATION

Certain amounts in the 2015 consolidated financial statements have been reclassified to be consistent with the current period presentation.

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

Pilgrim Bancshares, Inc.

BALANCE SHEETS

	At December 31,
	2016	2015
	(In Thousands)
ASSETS
Noninterest bearing deposits	$7,702	$8,158
Loan to the ESOP	1,646	1,682
Investment in subsidiary	23,259	22,078
Other assets	353	221
Total assets	$32,960	$32,139

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities	$313	$170
Stockholders' equity	32,647	31,969
Total liabilities and stockholders' equity	$32,960	$32,139

The condensed statements of income of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015
	(In Thousands)
Interest income from ESOP loan	$59	$56
Other noninterest expense	119	137
Loss before income tax benefit and equity in undistributed net income of the Bank	(60)	(81)
Income tax benefit	(107)	(32)
Income (loss) before equity in undistributed net income of subsidiary	47	(49)
Equity in undistributed net income of subsidiary	960	703
Net income	$1,007	$654

The condensed statements of cash flows of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
	(In Thousands)
Cash flows from operating activities:
Net income	$1,007	$654
Adustments to reconcile net income to net cash provided by operating activities:
Repayment of principal on ESOP loan	36	37
Equity in undistributed income of subsidiary	(960)	(703)
Deferred tax (benefit) expense	(37)	40
Increase in other assets	(95)	(72)
Increase in other liabilities	143	137
Net cash provided by operating activities	94	93

Cash flows from financing activities:
Retirement of common stock	(550)	(298)
Issuance costs related to initial public offering	-	(17)
Net cash used in financing activities	(550)	(315)

Net change in cash and cash equivalents	(456)	(222)

Cash and cash equivalents at beginning of period	8,158	8,380

Cash and cash equivalents at end of period	$7,702	$8,158

NOTE 18 - QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)
Interest and dividend income	$2,235	$2,194	$1,928	$1,866	$1,837	$1,772	$1,682	$1,606
Interest expense	429	426	374	352	310	268	253	254
Net interest and dividend income	1,806	1,768	1,554	1,514	1,527	1,504	1,429	1,352
Provision for loan losses	36	62	36	36	48	36	38	22
Net interest and dividend income, after provision for loan losses	1,770	1,706	1,518	1,478	1,479	1,468	1,391	1,330
Total noninterest income	114	155	146	147	149	156	133	159
Total noninterest expense	1,381	1,401	1,365	1,378	1,285	1,304	1,313	1,344
Income before income taxes	503	460	299	247	343	320	211	145
Provision for income taxes	113	184	114	91	127	117	77	44
Net income	$390	$276	$185	$156	$216	$203	$134	$101

Earnings per share:
Basic	$0.19	$0.14	$0.09	$0.08	$0.10	$0.10	$0.06	$0.05
Diluted	$0.19	$0.14	$0.09	$0.08	$0.10	$0.10	$0.06	$0.05

