Form 10-Q
period 2017-03-31
Pilgrim Bancshares, Inc.
filed 2017-05-12
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of May 10, 2017, there were issued and outstanding 2,253,439 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31,	December 31,
(unaudited)	2017	2016

ASSETS
Cash and due from banks	$1,768	$2,036
Interest-bearing demand deposits with other banks	17,405	9,152
Total cash and cash equivalents	19,173	11,188
Interest-bearing time deposits with other banks	1,098	1,092
Investments in available-for-sale securities (at fair value)	17,075	17,041
Investments in held-to-maturity securities (fair value of $132 at March 31, 2017, and $135 at December 31, 2016)	100	104
Federal Home Loan Bank stock, at cost	2,322	2,299
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,094 at March 31, 2017, and $1,049 at December 31, 2016	207,649	210,486
Premises and equipment, net	4,853	4,919
Investment in real estate, net	1,528	1,534
Accrued interest receivable	634	599
Deferred income tax asset, net	728	740
Bank-owned life insurance	2,324	2,314
Other assets	249	233
Total assets	$258,117	$252,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$19,272	$18,791
Interest-bearing	165,413	163,295
Total deposits	184,685	182,086
Federal Home Loan Bank advances	39,512	37,329
Other liabilities	886	871
Total liabilities	225,083	220,286
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,253,439 shares issued at March 31, 2017 and December 31, 2016	23	23
Additional paid-in capital	20,944	20,910
Retained earnings	14,531	14,260
Unearned compensation - ESOP (160,328 shares unallocated at March 31, 2017 and 161,826 shares unallocated at December 31, 2016)	(1,604)	(1,619)
Unearned compensation - Restricted stock	(760)	(806)
Accumulated other comprehensive loss	(100)	(121)
Total stockholders' equity	33,034	32,647
Total liabilities and stockholders' equity	$258,117	$252,933

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended March 31,
(unaudited)	2017	2016

Interest and dividend income:
Interest and fees on loans	$2,193	$1,772
Interest on debt securities:
Taxable	52	52
Tax-exempt	10	13
Other interest and dividends	51	29
Total interest and dividend income	2,306	1,866
Interest expense:
Interest on deposits	348	328
Interest on Federal Home Loan Bank advances	100	24
Total interest expense	448	352
Net interest and dividend income	1,858	1,514
Provision for loan losses	45	36
Net interest and dividend income after provision for loan losses	1,813	1,478
Noninterest income:
Service charges on deposit accounts	26	26
Gain on sales/calls of securities, net	1	1
Gain on sales of loans, net	-	17
Rental income	58	68
Other income	29	35
Total noninterest income	114	147
Noninterest expense:
Salaries and employee benefits	918	804
Occupancy expense	121	135
Equipment expense	44	47
Data processing expense	104	96
Professional fees	91	99
Federal Deposit Insurance Corporation assessment	42	37
Communications expense	27	42
Advertising and public relations expense	31	33
Insurance expense	15	15
Supplies expense	13	15
Other expense	65	55
Total noninterest expense	1,471	1,378
Income before income taxes	456	247
Income tax expense	185	91
Net income	$271	$156

Weighted-average number of common shares outstanding:
Basic	2,031,429	2,030,760
Diluted	2,040,800	2,030,760

Earnings per share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended March 31,
(unaudited)	2017	2016

Net income	$271	$156
Other comprehensive income, net of tax:
Net unrealized holding gain on available-for-sale securities	34	168
Reclassification adjustment for net realized gains in net income	(1)	(1)
Other comprehensive income before income tax effect	33	167
Income tax expense	(12)	(61)
Other comprehensive income, net of tax	21	106
Comprehensive income	$292	$262

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
(unaudited)	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	(Loss) Income	Total
Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$-	$(93)	$31,969
Net income	-	-	-	156	-	-	-	156
Shares purchased and retired	(35,000)	-	(459)	-	-	-	-	(459)
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	4	-	15	-	-	19
Other comprehensive income, net of tax effect	-	-	-	-	-	-	106	106
Balance, March 31, 2016	2,189,489	$22	$20,011	$13,409	$(1,664)	$-	$13	$31,791

Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647
Net income	-	-	-	271	-	-	-	271
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	8	-	15	-	-	23
Share based compensation-restricted stock	-	-	-	-	-	46	-	46
Share based compensation-options	-	-	26	-	-	-	-	26
Other comprehensive income, net of tax effect	-	-	-	-	-	-	21	21
Balance, March 31, 2017	2,253,439	$23	$20,944	$14,531	$(1,604)	$(760)	$(100)	$33,034

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
(unaudited)	2017	2016

Cash flows from operating activities:
Net income	$271	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalized interest on interest-bearing time deposits	(6)	-
Amortization of securities, net	19	22
Gain on sales/calls of securities, net	(1)	(1)
Loans originated for sale	-	(790)
Proceeds from sales of loans originated for sale	-	807
Gain on sales of loans, net	-	(17)
Change in net deferred origination fees, costs, premiums and discounts	(25)	(2)
Provision for loan losses	45	36
Depreciation and amortization	81	83
Stock based compensation expense	95	19
Increase in accrued interest receivable	(35)	(18)
Increase in bank-owned life insurance	(10)	(10)
Increase in other assets	(16)	-
Increase (decrease) in other liabilities	15	(123)
Net cash provided by operating activities	433	162

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	(23)	-
Redemption of Federal Home Loan Bank stock	-	79
Purchases of available-for-sale securities	(322)	(1,398)
Proceeds from maturities/calls/pay downs of available-for-sale securities	301	904
Proceeds from maturities of held-to-maturity securities	6	4
Loan principal originations and collections, net	2,817	2,111
Loans purchased	-	(11,191)
Capital expenditures	(9)	(3)
Net cash provided by (used in) investing activities	2,770	(9,494)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(1,279)	1,820
Net increase in time deposits	3,878	7,715
Payments on Federal Home Loan Bank long-term advances	(1,317)	-
Proceeds from Federal Home Loan Bank long-term advances	3,500	-
Purchase and retirement of common stock	-	(459)
Net cash provided by financing activities	4,782	9,076

Net increase (decrease) in cash and cash equivalents	7,985	(256)
Cash and cash equivalents at beginning of period	11,188	10,670
Cash and cash equivalents at end of period	$19,173	$10,414

Supplemental disclosures:
Interest paid	$447	$352
Income taxes paid	108	215

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Financial information as of March 31, 2017 and for the interim periods ended March 31, 2017 and 2016 is unaudited; however, in the opinion of management, reflects all adjustments considered necessary for a fair presentation of such information. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2017, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20).”  The amendments in this update require shortening the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the three months ended March 31, 2017 and 2016 have been computed based on the following:

	Three Months Ended March 31,
	2017	2016
Net income (In thousands)	$271	$156

Basic and diluted common shares:
Weighted average common shares outstanding	2,253,439	2,197,830
Weighted average unearned shares-restricted stock	(60,923)	-
Weighted average unallocated ESOP shares	(161,087)	(167,070)
Basic weighted average shares outstanding	2,031,429	2,030,760

Dilutive effect of unearned restricted stock	9,371	-
Diluted weighted average shares outstanding	2,040,800	2,030,760

Basic earnings per share	$0.13	$0.08
Diluted earnings per share (1)	$0.13	$0.08

(1) Options to purchase 169,500 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 because the effect is anti-dilutive. There were no options to purchase shares for the three months ended March 31, 2016.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of March 31, 2017 and December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
March 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,981	$5	$48	$8,938
Debt securities issued by states of the United States and political subdivisions of the states	3,007	1	33	2,975
Mortgage-backed securities	5,246	4	88	5,162
	$17,234	$10	$169	$17,075

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$8,980	$7	$53	$8,934
Debt securities issued by states of the United States and political subdivisions of the states	2,696	-	50	2,646
Mortgage-backed securities	5,557	5	101	5,461
	$17,233	$12	$204	$17,041

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
March 31, 2017:
Mortgage-backed securities	$100	$32	$-	$132
	$100	$32	$-	$132

December 31, 2016:
Mortgage-backed securities	$104	$31	$-	$135
	$104	$31	$-	$135

The scheduled maturities of debt securities were as follows as of March 31, 2017:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$499	$-	$-
Due after one year through five years	9,563	-	-
Due after five years through ten years	1,274	-	-
Due after ten years	577	-	-
Mortgage-backed securities	5,162	100	132
	$17,075	$100	$132

No available-for-sale securities were sold during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$7,934	$48	$-	$-	$7,934	$48
Debt securities issued by states of the United States and political subdivisions of the states	2,014	23	430	10	2,444	33
Mortgage-backed securities	2,890	38	1,678	50	4,568	88
Total temporarily impaired securities	$12,838	$109	$2,108	$60	$14,946	$169

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$7,430	$53	$-	$-	$7,430	$53
Debt securities issued by states of the United States and political subdivisions of the states	2,215	35	431	15	2,646	50
Mortgage-backed securities	3,342	52	1,660	49	5,002	101
Total temporarily impaired securities	$12,987	$140	$2,091	$64	$15,078	$204

As of March 31, 2017, investment securities with unrealized losses consist of 18 debt securities issued by U.S. government corporations and government-sponsored agencies, 11 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 27 government agencies and government sponsored enterprises and 1 private label. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

No other-than-temporary impairment losses were recognized for the three months ended March 31, 2017 and 2016.

NOTE 6 - LOANS

Loans consisted of the following:

	March 31,	December 31,
	2017	2016
	(In Thousands)
Real estate loans:
One-to four- family residential	$133,379	$133,997
Commercial	23,424	23,368
Multi-family	19,448	19,503
Home equity loans and lines of credit	2,105	2,294
Construction	25,485	27,185
Commercial and industrial loans	2,867	2,885
Consumer loans:
Consumer lines of credit	12	22
Other consumer loans	1,627	1,910
	208,347	211,164
Net deferred loan origination fees, costs, premiums and discounts	396	371
Allowance for loan losses	(1,094)	(1,049)
Net loans	$207,649	$210,486

The following tables set forth information regarding the allowance for loan losses as of and for the three months ended March 31, 2017 and 2016 and at March 31, 2017 and December 31, 2016:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Three months ended March 31, 2017 :
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	51	4	(2)	(1)	(9)	(1)	-	(2)	5	45
Ending balance	$500	$138	$72	$11	$331	$9	$1	$13	$19	$1,094

Three months ended March 31, 2016 :
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	81	(7)	(3)	(2)	(8)	(1)	-	(4)	(20)	36
Ending balance	$454	$139	$59	$12	$208	$12	$1	$25	$12	$922

At March 31, 2017:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	479	138	72	11	331	9	1	13	19	1,073
Total allowance for loan losses ending balance	$500	$138	$72	$11	$331	$9	$1	$13	$19	$1,094

Loans:
Ending balance:
Individually evaluated for impairment	$3,390	$650	$-	$6	$-	$-	$-	$-	$-	$4,046
Ending balance:
Collectively evaluated for impairment	129,989	22,774	19,448	2,099	25,485	2,867	12	1,627	-	204,301
Total loans ending balance	$133,379	$23,424	$19,448	$2,105	$25,485	$2,867	$12	$1,627	$-	$208,347

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
At December 31, 2016 :
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	428	134	74	12	340	10	1	15	14	1,028
Total allowance for loan losses ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Loans:
Ending balance:
Individually evaluated for impairment	$3,406	$650	$-	$6	$-	$-	$-	$-	$-	$4,062
Ending balance:
Collectively evaluated for impairment	130,591	22,718	19,503	2,288	27,185	2,885	22	1,910	-	207,102
Total loans ending balance	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$-	$211,164

The following tables set forth information regarding nonaccrual loans and past-due loans as of March 31, 2017 and December 31, 2016:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
March 31, 2017:
Real estate loans:
One- to four-family residential	$2,730	$-	$-	$2,730	$130,649	$133,379	$-	$-
Commercial	-	650	-	650	22,774	23,424	-	-
Multi-family	-	-	-	-	19,448	19,448	-	-
Home equity loans and lines of credit	-	-	-	-	2,105	2,105	-	-
Construction	-	-	-	-	25,485	25,485	-	-
Commercial and industrial loans	-	-	-	-	2,867	2,867	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	12	12	-	-
Other consumer	-	-	-	-	1,627	1,627	-	-
Total	$2,730	$650	$-	$3,380	$204,967	$208,347	$-	$-

December 31, 2016:
Real estate loans:
One- to four-family residential	$118	$-	$-	$118	$133,879	$133,997	$-	$-
Commercial	-	-	-	-	23,368	23,368	-	-
Multi-family	-	-	-	-	19,503	19,503	-	-
Home equity loans and lines of credit	-	-	-	-	2,294	2,294	-	-
Construction	-	-	-	-	27,185	27,185	-	-
Commercial and industrial loans	-	-	-	-	2,885	2,885	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	22	22	-	-
Other consumer	-	-	-	-	1,910	1,910	-	-
Total	$118	$-	$-	$118	$211,046	$211,164	$-	$-

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at March 31, 2017 and December 31, 2016.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)

March 31, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,823	$2,823	$-
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,479	$3,561	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$3,390	$3,390	$21
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,046	$4,128	$21

December 31, 2016:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,839	$2,839	$-
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,495	$3,577	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$3,406	$3,406	$21
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,062	$4,144	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
		(In Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,830	$21	$3,688	$44
Commercial	650	-	676	7
Home equity loans and lines of credit	6	1	59	1
Total impaired with no related allowance	$3,486	$22	$4,423	$52

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$6	$567	$5
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	$567	$6	$567	$5

Total
Real estate loans:
One- to four-family residential	$3,397	$27	$4,255	$49
Commercial	650	-	676	7
Home equity loans and lines of credit	6	1	59	1
Total impaired loans	$4,053	$28	$4,990	$57

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
March 31, 2017:
Grade:
Pass	$-	$22,774	$19,448	$-	$21,774	$2,527	$-	$-	$66,523
Special mention	225	-	-	-	3,711	340	-	-	4,276
Substandard	2,348	650	-	6	-	-	-	-	3,004
Loans not formally rated	130,806	-	-	2,099	-	-	12	1,627	134,544
Total	$133,379	$23,424	$19,448	$2,105	$25,485	$2,867	$12	$1,627	$208,347

December 31, 2016:
Grade:
Pass	$-	$22,718	$19,503	$-	$27,185	$2,885	$-	$-	$72,291
Special mention	2,016	650	-	-	-	-	-	-	2,666
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	131,414	-	-	2,288	-	-	22	1,910	135,634
Total	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$211,164

At March 31, 2017 and December 31, 2016, there were no loans rated “doubtful” or “loss.”

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

As of March 31, 2017, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $23.5 million and $24.3 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at March 31, 2017 and December 31, 2016 was $23.4 million and $22.3 million, respectively. The totals exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit, as of March 31, 2017 and December 31, 2016.

For time deposits as of March 31, 2017, the scheduled maturities for each of the following five years ended March 31 are:

(In Thousands)
2018	$52,023
2019	22,665
2020	3,222
2021	12,567
2022	2,397
Total	$92,874

There were $7.3 million of brokered certificates of deposit at March 31, 2017 and December 31, 2016.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after March 31, 2017 are summarized as follows:

(In Thousands)
2018	$9,044
2019	5,529
2020	3,092
2021	1,634
2022	713
Thereafter	19,500
$39,512

Interest rates ranged from 0.39% to 1.51% with a weighted-average interest rate of 1.01% at March 31, 2017.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of March 31, 2017 and December 31, 2016. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2017 :
Debt securities issued by U.S. government corporations and agencies	$8,938	$-	$8,938	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,975	-	2,975	-
Mortgage-backed securities	5,162	-	5,162	-
Totals	$17,075	$-	$17,075	$-

December 31, 2016 :
Debt securities issued by U.S. government corporations and agencies	$8,934	$-	$8,934	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,646	-	2,646	-
Mortgage-backed securities	5,461	-	5,461	-
Totals	$17,041	$-	$17,041	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2017 and December 31, 2016 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2017:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

December 31, 2016:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,173	$19,173	$-	$-	$19,173
Interest-bearing time deposits with other banks	1,098	-	1,103	-	1,103
Available-for-sale securities	17,075	-	17,075	-	17,075
Held-to-maturity securities	100	-	132	-	132
Federal Home Loan Bank stock	2,322	2,322	-	-	2,322
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	207,649	-	-	209,349	209,349
Accrued interest receivable	634	634	-	-	634

Financial liabilities:
Deposits	184,685	-	185,263	-	185,263
FHLB advances	39,512	-	39,660	-	39,660

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,188	$11,188	$-	$-	$11,188
Interest-bearing time deposits with other banks	1,092	-	1,098	-	1,098
Available-for-sale securities	17,041	-	17,041	-	17,041
Held-to-maturity securities	104	-	135	-	135
Federal Home Loan Bank stock	2,299	2,299	-	-	2,299
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	210,486	-	-	211,328	211,328
Accrued interest receivable	599	599	-	-	599

Financial liabilities:
Deposits	182,086	-	182,676	-	182,676
FHLB advances	37,329	-	37,089	-	37,089

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 under the indicated captions. Accounting policies related to financial instruments are described below.

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

NOTE 10 - REGULATORY CAPITAL

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At March 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of March 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2017 and December 31, 2016.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2017:
Total Capital (to Risk Weighted Assets)	$24,853	15.09%	$13,176	8.0%	$16,470	10.0%
Tier 1 Capital (to Risk Weighted Assets)	23,750	14.42	9,882	6.0	13,176	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	23,750	14.42	7,412	4.5	10,706	6.5
Tier 1 Capital (to Average Assets)	23,750	9.30	10,217	4.0	12,772	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$24,440	14.56%	$13,424	8.0%	$16,781	10.0%
Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	10,068	6.0	13,424	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	7,551	4.5	10,907	6.5
Tier 1 Capital (to Average Assets)	23,380	9.38	9,970	4.0	12,463	5.0

NOTE 11 - COMMON STOCK REPURCHASES

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

During the three month period ending March 31, 2017, the Company did not repurchase any shares of common stock. During the three month period ending March 31, 2016, a total of 35,000 shares of common stock were repurchased at an average cost of $13.12.

NOTE 12 - EQUITY INCENTIVE PLAN

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. The maximum term of each option is ten years. At March 31, 2017, there were 18,953 restricted stock awards and 55,258 stock options available for future grants.

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

The weighted average assumptions and fair value used for options granted are as follows:

Stock Option
Assumptions
Expected life	6.40 years
Expected dividend yield	0%
Expected volatility	20.24%
Expected forfeiture rate	0%
Risk free rate	1.67%
Fair value per option	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the three months ended March 31, 2017 is as follows:

Stock Options
2017
Number of
Shares

Outstanding at beginning of period	169,500
Granted	0
Outstanding at end of period	169,500

Exercisable at end of period	-

Weighted average fair value of options granted	$3.17
Weighted average contractual life remaining	9.2 years
Weighted average exercise price	$12.85
Aggregate intrinsic value	$364,000

Non-vested
Restricted Stock
2017
Number of
Shares

Outstanding at beginning of period	70,950
Granted	0
Outstanding at end of period	70,950
Weighted average grant date fair value	$12.85

As of March 31, 2017, unrecognized share-based compensation expense related to non-vested options amounted to $448,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $760,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.2 years.

For the three months ended March 31, 2017, the Company recognized stock option related compensation expense of $26,000, and the recognized tax benefit related to this expense was $3,000. For the three months ended March 31, 2017, the Company recognized restricted stock related compensation expense of $46,000, and the recognized tax benefit related to this expense was $18,000.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the three months ended March 31, 2017, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 22, 2017.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $5.2 million, or 2.0%, to $258.1 million at March 31, 2017 from $252.9 million at December 31, 2016. The increase was primarily due to an increase in cash and cash equivalents.

Total cash and cash equivalents increased $8.0 million, or 71.4%, to $19.2 million at March 31, 2017 from $11.2 million at December 31, 2016. The increase in cash and cash equivalents resulted from an increase in deposits and funds borrowed from the Federal Home Loan Bank coupled with a decrease in loans.

Net loans decreased $2.8 million, or 1.3%, to $207.6 million at March 31, 2017 from $210.5 million at December 31, 2016. The decrease was primarily driven by $6.4 million of loan payoffs and amortization, offset by $4.0 million of new loan originations during the three months ended March 31, 2017. Partially offsetting the loan originations was $5,000 of loan amortization and $438,000 of unadvanced funds on loans originated during the three months ended March 31, 2017.

Investment securities classified as available-for-sale increased $34,000, or 0.2%, to $17.1 million at March 31, 2017 from $17.0 million at December 31, 2016. Investment securities classified as held-to-maturity decreased $4,000, or 3.8%, to $100,000 at March 31, 2017, from $104,000 at December 31, 2016 due to payments in the ordinary course of business.

Bank-owned life insurance at March 31, 2017 increased $10,000, or 0.4%, compared to December 31, 2016 due to normal increases in cash surrender value.

Deposits increased $2.6 million, or 1.4%, to $184.7 million at March 31, 2017 from $182.1 million at December 31, 2016, primarily due to a $3.9 million increase in certificates of deposit, a $481,000 increase in noninterest-bearing demand accounts and a $1.1 million increase in Money Market accounts, partially offset by a $1.9 million decrease in NOW accounts and a $968,000 decrease in savings accounts. Our core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively decreased $1.3 million, or 1.4%, to $91.8 million at March 31, 2017 from $93.1 million at December 31, 2016.

FHLB advances increased $2.2 million, or 5.8%, to $39.5 million at March 31, 2017 from $37.3 million at December 31, 2016. FHLB advances as of March 31, 2017 consisted of long term bullet and amortizing borrowings.

Stockholders’ equity increased $387,000, or 1.2%, to $33.0 million at March 31, 2017 from $32.6 million at December 31, 2016. The increase was driven by $271,000 of net income and $95,000 of stock based compensation for the three months ended March 31, 2017.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At March 31, 2017			At December 31, 2016

	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
(In Thousands)
Real estate loans:
One- to four-family residential (1)	$2,730	$-	$-	$118	$-	$-
Commercial	-	650	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Total real estate	2,730	650	-	118	-	-
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total loans	$2,730	$650	$-	$118	$-	$-

(1)	There were no delinquent non-owner occupied residential real estate loans at March 31, 2017 or December 31, 2016.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of March 31, 2017 and December 31, 2016.

	At March 31,	At December 31,
	2017	2016
	(In Thousands)
Classified assets:
Substandard:
Loans	$3,004	$573
Securities	100	103
Other real estate owned	-	-
Total substandard	3,104	676
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$3,104	$676
Special mention	$4,276	$2,666

The increase in classified assets from December 31, 2016 to March 31, 2017 was due to the downgrade of two loans totaling $2.4 million from “special mention” to “substandard”.

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

	At March 31,	At December 31,
	2017	2016
	(Dollars In Thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$-	$-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	-	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	-	-

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans
90 days or more past due	-	-

Other non-performing assets	-	-
Total non-performing assets	-	-

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	3,390	3,406
Commercial	650	650
Multi-family	-	-
Home equity loans and lines of credit	6	6
Total real estate	4,046	4,062
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	4,046	4,062

Total non-performing loans and troubled debt restructurings	$4,046	$4,062

Non-performing loans to total loans	0.00%	0.00%
Non-performing assets to total assets	0.00%	0.00%
Non-performing assets and troubled debt restructurings to total assets	1.57%	1.61%

(1)	There were no non-performing non-owner occupied residential real estate loans at March 31, 2017 or December 31, 2016.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at March 31, 2017 or December 31, 2016.

We had no non-performing loans and no foreclosed real estate at March 31, 2017.

Other Loans of Concern. There were no other loans at March 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General. Net income for the three months ended March 31, 2017 was $271,000, compared to net income of $156,000 for the three months ended March 31, 2016. The increase of $115,000, or 73.7%, in net income was due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2017 increased $440,000, or 23.6%, to $2.3 million compared to $1.9 million for the three months ended March 31, 2016. The increase in interest and dividend income was the result of higher average loans in the three months ended March 31, 2017. The average balance of loans during the three months ended March 31, 2017 increased $41.7 million to $211.0 million from $169.3 million for the three months ended March 31, 2016, while the average yield on loans decreased three basis points to 4.16% for the three months ended March 31, 2017 from 4.19% for the three months ended March 31, 2016. The average balance of investment securities increased $279,000 to $17.2 million for the three months ended March 31, 2017 from $17.0 million for the three months ended March 31, 2016, and the yield on investment securities (on a tax-equivalent basis) decreased 15 basis points to 1.55% for the three months ended March 31, 2017 from 1.70% for the three months ended March 31, 2016.

Interest Expense. Total interest expense increased $96,000, or 27.3%, to $448,000 for the three months ended March 31, 2017 from $352,000 for the three months ended March 31, 2016. Interest expense on interest-bearing deposit accounts increased $20,000, or 6.1%, to $348,000 for the three months ended March 31, 2017 from $328,000 for the three months ended March 31, 2016. The increase was primarily due to higher average deposit balances and overall changes in the deposit mix.

Interest expense on FHLB advances increased $76,000, or 316.7%, to $100,000 for the three months ended March 31, 2017 from $24,000 for the three months ended March 31, 2016. The average balance of advances increased $31.1 million, or 365.3%, to $39.6 million for the three months ended March 31, 2017 from $8.5 million for the three months ended March 31, 2016. The cost of funds on FHLB advances decreased 10 basis points to 1.02% for the three months ended March 31, 2017 from 1.12% for the three months ended March 31, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $344,000, or 22.7%, to $1.9 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. On a tax-equivalent basis, net interest and dividend income increased $341,000, or 22.4%, to $1.9 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. The tax-equivalent basis increase resulted from a $437,000 increase in interest income, partially offset by a $96,000 increase in interest expense. Our average interest-earning assets increased $42.0 million to $244.2 million for the three months ended March 31, 2017 from $202.3 million for the three months ended March 31, 2016. Our net interest rate spread increased four basis points to 2.89% for the three months ended March 31, 2017 from 2.85% for the three months ended March 31, 2016, and our net interest margin increased four basis points to 3.05% for the three months ended March 31, 2017 from 3.01% for the three months ended March 31, 2016. The increase in our interest rate spread and net interest margin reflected an increase in average loans and increased fees on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2017 of $45,000, compared to a provision of $36,000 for the three months ended March 31, 2016. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the three months ended March 31, 2017 and 2016, respectively. The allowance for loan losses was $1.1 million, or 0.52% of total loans at March 31, 2017, compared to $922,000, or 0.51% of total loans at March 31, 2016.

Noninterest Income. Noninterest income decreased $33,000, or 22.4%, to $114,000 for the three months ended March 31, 2017 from $147,000 for the three months ended March 31, 2016. The decrease was driven by the absence of gains on sales of loans during the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense increased $93,000, or 6.7%, to $1.5 million for the three months ended March 31, 2017 compared to $1.4 million for the three months ended March 31, 2016. The increase was primarily driven by an increase of $114,000 in salaries and benefits expense, due to equity compensation and staff merit increases. Occupancy expense decreased $14,000, communications expense decreased $15,000 and all other noninterest expenses increased $8,000, spread across various categories.

Income Taxes. Income before income taxes of $456,000 resulted in income tax expense of $185,000 for the three months ended March 31, 2017, compared to income before income taxes of $247,000 resulting in an income tax expense of $91,000 for the three months ended March 31, 2016. The effective income tax rate was 40.6% for the three months ended March 31, 2017 compared to 36.8% for the three months ended March 31, 2016.

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

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$210,964	$2,193	4.16%	$169,301	$1,773	4.19%
Interest-earning deposits	13,338	28	0.85%	14,693	20	0.55%
Investment securities (2)	17,240	67	1.55%	16,961	72	1.70%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,703	22	3.30%	1,330	8	2.44%
Total interest-earning assets	244,245	2,310	3.78%	202,285	1,873	3.70%
Noninterest-earning assets	11,113			11,094
Total assets	$255,358			$213,379

Interest-bearing liabilities:
Savings accounts	$20,500	8	0.15%	$20,672	8	0.15%
NOW accounts	18,962	2	0.05%	21,054	2	0.05%
Money market accounts	32,316	32	0.39%	28,346	27	0.38%
Certificates of deposit	91,227	306	1.34%	87,176	291	1.34%
Total interest-bearing deposits	163,005	348	0.85%	157,248	328	0.83%
Federal Home Loan Bank advances	39,554	100	1.02%	8,500	24	1.12%
Total interest-bearing liabilities	202,559	448	0.89%	165,748	352	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	18,946			15,113
Other noninterest-bearing liabilities	901			659
Total noninterest-bearing liabilities	19,847			15,772
Total liabilities	222,406			181,520
Total stockholders' equity	32,952			31,859
Total liabilities and total stockholders' equity	$255,358			$213,379
Net interest income		$1,862			$1,521
Net interest rate spread (3)			2.89%			2.85%
Net interest-earning assets (4)	$41,686			$36,537
Net interest margin (5)			3.05%			3.01%
Average interest-earning assets to interest-bearing liabilities	120.58%			122.04%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $4,000 and $7,000 was applied to tax-exempt income for the three months ended March 31, 2017 and March 31, 2016, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $433,000 and $162,000 for the three months ended March 31, 2017 and March 31, 2016, respectively. Net cash provided by (used in) investing activities was $2.8 million and $(9.5) million for the three months ended March 31, 2017 and March 31, 2016, respectively. For the three months ended March 31, 2017, net cash provided by investing activities consisted primarily of $2.8 million of loan payments and principal collections on loans. For the three months ended March 31, 2016, net cash used in investing activities consisted primarily of $11.2 million of disbursements for the purchase of loans and the purchase of $1.4 million of available-for-sale securities, partially offset by $2.1 million of principal collections on loans. Net cash provided by financing activities was $4.8 million and $9.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Activity was primarily in the deposit accounts and FHLB advances for the three months ended March 31, 2017. Activity was primarily centered in the deposit accounts for the three months ended March 31, 2016.

At March 31, 2017, we exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $23.8 million or 14.4% of risk-weighted assets, which is above the required level of $10.7 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $23.8 million, or 14.4% of risk-weighted assets, which is above the required level of $13.2 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $23.8 million, or 9.3% of average assets, which is above the required level of $12.8 million, or 5.0% of average assets; and total risk-based capital of $24.9 million, or 15.1% of risk-weighted assets, which is above the required level of $16.5 million, or 10.0% of risk-weighted assets. At December 31, 2016, we exceeded all of our regulatory capital requirements with a CET1 capital level of $23.4 million, or 13.9% of risk-weighted assets, which was the above the required level of $10.9 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $ 23.4 million, or 13.9% of risk-weighted assets which is above the required level of $13.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $23.4 million, or 9.4% of average assets, which is above the required level of $12.5 million, or 5.0% of average assets; and a total risk-based capital of $24.4 million, or 14.6% of risk-weighted assets, which is above the required level of $16.8 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at March 31, 2017 and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2017, we had outstanding commitments to originate loans of $6.0 million and unadvanced funds on loans of $17.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $52.0 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4.          Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: May 12, 2017	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: May 12, 2017	/s/ Christopher G. McCourt
Christopher G. McCourt Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*
3.2	Bylaws of Pilgrim Bancshares, Inc.*
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

