Form 10-Q
period 2017-06-30
Pilgrim Bancshares, Inc.
filed 2017-08-11
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2017, there were issued and outstanding 2,254,950 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30,	December 31,
(unaudited)	2017	2016

ASSETS
Cash and due from banks	$1,995	$2,036
Interest-bearing demand deposits with other banks	12,935	9,152
Total cash and cash equivalents	14,930	11,188
Interest-bearing time deposits with other banks	1,098	1,092
Investments in available-for-sale securities (at fair value)	17,003	17,041
Investments in held-to-maturity securities (fair value of $129 at June 30, 2017, and $135 at December 31, 2016)	96	104
Federal Home Loan Bank stock, at cost	2,361	2,299
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,139 at June 30, 2017, and $1,049 at December 31, 2016	211,849	210,486
Premises and equipment, net	4,801	4,919
Investment in real estate, net	1,559	1,534
Accrued interest receivable	583	599
Deferred income tax asset, net	714	740
Bank-owned life insurance	2,331	2,314
Other assets	400	233
Total assets	$258,109	$252,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$19,165	$18,791
Interest-bearing	168,802	163,295
Total deposits	187,967	182,086
Federal Home Loan Bank advances	36,009	37,329
Other liabilities	689	871
Total liabilities	224,665	220,286
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,254,950 shares issued at June 30, 2017 and 2,253,439 at December 31, 2016	23	23
Additional paid-in capital	21,001	20,910
Retained earnings	14,855	14,260
Unearned compensation - ESOP (158,830 shares unallocated at June 30, 2017 and 161,826 shares unallocated at December 31, 2016)	(1,588)	(1,619)
Unearned compensation - Restricted stock	(772)	(806)
Accumulated other comprehensive loss	(75)	(121)
Total stockholders' equity	33,444	32,647
Total liabilities and stockholders' equity	$258,109	$252,933

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$2,231	$1,838	$4,424	$3,610
Interest on debt securities:
Taxable	49	54	101	106
Tax-exempt	11	13	20	27
Other interest and dividends	69	23	119	51
Total interest and dividend income	2,360	1,928	4,664	3,794
Interest expense:
Interest on deposits	388	347	735	675
Interest on Federal Home Loan Bank advances	95	27	196	51
Total interest expense	483	374	931	726
Net interest and dividend income	1,877	1,554	3,733	3,068
Provision for loan losses	45	36	90	72
Net interest and dividend income after provision for loan losses	1,832	1,518	3,643	2,996
Noninterest income:
Service charges on deposit accounts	28	28	54	54
Gain on sales/calls of securities, net	-	3	1	3
Gain on sales of loans, net	6	17	6	34
Rental income	55	67	113	134
Other income	28	31	58	68
Total noninterest income	117	146	232	293
Noninterest expense:
Salaries and employee benefits	899	815	1,817	1,620
Occupancy expense	118	125	239	260
Equipment expense	40	47	84	94
Data processing expense	100	101	204	197
Professional fees	93	101	184	199
Federal Deposit Insurance Corporation assessment	44	38	87	74
Communications expense	27	22	53	64
Advertising and public relations expense	33	29	63	63
Insurance expense	16	15	32	30
Supplies expense	17	13	30	29
Other expense	59	59	124	113
Total noninterest expense	1,446	1,365	2,917	2,743
Income before income taxes	503	299	958	546
Income tax expense	179	114	363	205
Net income	$324	$185	$595	$341

Weighted-average number of common shares outstanding:
Basic	2,035,716	2,023,918	2,033,581	2,027,338
Diluted	2,065,854	2,023,990	2,052,687	2,027,400

Earnings per share:
Basic	$0.16	$0.09	$0.29	$0.17
Diluted	$0.16	$0.09	$0.29	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016

Net income	$324	$185	$595	$341
Other comprehensive income, net of tax:
Net unrealized holding gain on available-for-sale securities	40	89	74	256
Reclassification adjustment for net realized gains in net income	-	(3)	(1)	(3)
Other comprehensive income before income tax effect	40	86	73	253
Income tax expense	(15)	(32)	(27)	(93)
Other comprehensive income, net of tax	25	54	46	160
Comprehensive income	$349	$239	$641	$501

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
(unaudited)	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	(Loss) Income	Total
Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$-	$(93)	$31,969
Net income	-	-	-	341	-	-	-	341
Shares purchased and retired	(35,000)	-	(459)	-	-	-	-	(459)
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	8	-	31	-	-	39
Share based compensation-restricted stock	-	-	-	-	-	15	-	15
Share based compensation-options	-	-	10	-	-	-	-	10
Restricted stock granted in connection with the equity incentive plan	70,950	1	911	-	-	(912)	-	-
Other comprehensive income, net of tax effect	-	-	-	-	-	-	160	160
Balance, June 30, 2016	2,260,439	$23	$20,936	$13,594	$(1,648)	$(897)	$67	$32,075

Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647
Net income	-	-	-	595	-	-	-	595
Restricted shares surrendered and retired	(3,339)	-	(58)	-	-	-	-	(58)
Restricted stock granted in connection with the equity incentive plan	3,350	-	58	-	-	(58)	-	-
Stock options exercised	1,500	-	19	-	-	-	-	19
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	17	-	31	-	-	48
Share based compensation-restricted stock	-	-	-	-	-	92	-	92
Share based compensation-options	-	-	55	-	-	-	-	55
Other comprehensive income, net of tax effect	-	-	-	-	-	-	46	46
Balance, June 30, 2017	2,254,950	$23	$21,001	$14,855	$(1,588)	$(772)	$(75)	$33,444

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
(unaudited)	2017	2016

Cash flows from operating activities:
Net income	$595	$341
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	90	72
Capitalized interest on interest-bearing time deposits	(6)	-
Amortization of securities, net	43	40
Gain on sales/calls of securities, net	(1)	(3)
Loans originated for sale	(408)	(1,788)
Proceeds from sales of loans originated for sale	414	1,822
Gain on sales of loans, net	(6)	(34)
Change in net deferred origination fees, costs, premiums and discounts	20	(145)
Depreciation and amortization	161	167
Stock based compensation expense	195	64
Decrease (increase) in accrued interest receivable	16	(35)
Increase in bank-owned life insurance	(17)	(21)
Increase in other assets	(167)	(68)
Decrease in other liabilities	(182)	(142)
Net cash provided by operating activities	747	270

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	(62)	(260)
Redemption of Federal Home Loan Bank stock	-	79
Purchases of available-for-sale securities	(603)	(3,440)
Proceeds from maturities/calls/pay downs of available-for-sale securities	669	3,167
Proceeds from maturities of held-to-maturity securities	10	15
Loan principal originations and collections, net	2,527	(6,389)
Loans purchased	(4,000)	(19,775)
Loan participations sold	-	5,035
Capital expenditures	(68)	(3)
Net cash used in investing activities	(1,527)	(21,571)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(2,737)	3,199
Net increase in time deposits	8,618	10,027
Payments on Federal Home Loan Bank long-term advances	(8,820)	-
Proceeds from Federal Home Loan Bank long-term advances	7,500	6,000
Purchase and retirement of common stock	-	(459)
Restricted shares surrendered and retired	(58)	-
Stock options exercised	19	-
Net cash provided by financing activities	4,522	18,767

Net increase (decrease) in cash and cash equivalents	3,742	(2,534)
Cash and cash equivalents at beginning of period	11,188	10,670
Cash and cash equivalents at end of period	$14,930	$8,136

Supplemental disclosures:
Interest paid	$936	$725
Income taxes paid	693	416

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bancshares, Inc. (the “Company”), was incorporated in February 2014 under the laws of the State of Maryland. The Company owns all of the outstanding shares of common stock of Pilgrim Bank (the “Bank”). The Bank is a Massachusetts chartered stock co-operative bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“the FDIC”).

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Financial information as of June 30, 2017 and for the interim periods ended June 30, 2017 and 2016 is unaudited; however, in the opinion of management, reflects all adjustments considered necessary for a fair presentation of such information. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2017, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

In May 2014 and August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 31, 2018, and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, including interim reporting periods within that reporting period. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for annual periods beginning after December 15, 2018. The Company has adopted ASU 2016-09. The Company adopted ASU 2016-09 for the reporting period ended June 30, 2017. As a result of the adoption of ASU 2016-09, the Company recognized an excess tax benefit of $26,000 in the income tax expense section of the consolidated statements of income, for the three and six months ended June 30, 2017. Following the adoption of ASU 2016-09, the Company continues to estimate zero forfeitures.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the three and six months ended June 30, 2017 and 2016 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (In thousands)	$324	$185	$595	$341

Basic and diluted common shares:
Weighted average common shares outstanding	2,253,805	2,189,489	2,253,623	2,193,659
Weighted average unearned shares-restricted stock	(58,488)	-	(59,702)	-
Weighted average unallocated ESOP shares	(159,601)	(165,571)	(160,340)	(166,321)
Basic weighted average shares outstanding	2,035,716	2,023,918	2,033,581	2,027,338

Dilutive potential common shares-options	16,008	-	6,967	-
Dilutive effect of unearned restricted stock	14,130	72	12,139	62
Diluted weighted average shares outstanding	2,065,854	2,023,990	2,052,687	2,027,400

Basic earnings per share	$0.16	$0.09	$0.29	$0.17
Diluted earnings per share (1) (2)	$0.16	$0.09	$0.29	$0.17

(1)	Options to purchase 169,500 shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016 because the effect was anti-dilutive.
(2)	Options to purchase 7,500 shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2017 because the effect was anti-dilutive.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of June 30, 2017 and December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
June 30, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,981	$4	$40	$8,945
Debt securities issued by states of the United States and political subdivisions of the states	3,278	11	15	3,274
Mortgage-backed securities	4,863	4	83	4,784
	$17,122	$19	$138	$17,003

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$8,980	$7	$53	$8,934
Debt securities issued by states of the United States and political subdivisions of the states	2,696	-	50	2,646
Mortgage-backed securities	5,557	5	101	5,461
	$17,233	$12	$204	$17,041

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
June 30, 2017:
Mortgage-backed securities	$96	$33	$-	$129
	$96	$33	$-	$129

December 31, 2016:
Mortgage-backed securities	$104	$31	$-	$135
	$104	$31	$-	$135

The scheduled maturities of debt securities were as follows as of June 30, 2017:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$1,699	$-	$-
Due after one year through five years	8,778	-	-
Due after five years through ten years	1,157	-	-
Due after ten years	585	-	-
Mortgage-backed securities	4,784	96	129
	$17,003	$96	$129

No available-for-sale securities were sold during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,442	$40	$-	$-	$8,442	$40
Debt securities issued by states of the United States and political subdivisions of the states	1,059	7	629	8	1,688	15
Mortgage-backed securities	2,918	32	1,515	51	4,433	83
Total temporarily impaired securities	$12,419	$79	$2,144	$59	$14,563	$138

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$7,430	$53	$-	$-	$7,430	$53
Debt securities issued by states of the United States and political subdivisions of the states	2,215	35	431	15	2,646	50
Mortgage-backed securities	3,342	52	1,660	49	5,002	101
Total temporarily impaired securities	$12,987	$140	$2,091	$64	$15,078	$204

As of June 30, 2017, investment securities with unrealized losses consist of 19 debt securities issued by U.S. government corporations and government-sponsored agencies, seven debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 25 government agencies and government sponsored enterprises and one private label. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

No other-than-temporary impairment losses were recognized for the three and six months ended June 30, 2017 and 2016.

NOTE 6 - LOANS

Loans consisted of the following:

	June 30,	December 31,
	2017	2016
	(In Thousands)
Real estate loans:
One-to four- family residential	$134,800	$133,997
Commercial	22,224	23,368
Multi-family	22,373	19,503
Home equity loans and lines of credit	2,194	2,294
Construction	26,847	27,185
Commercial and industrial loans	2,826	2,885
Consumer loans:
Consumer lines of credit	10	22
Other consumer loans	1,363	1,910
	212,637	211,164
Net deferred loan origination fees, costs, premiums and discounts	351	371
Allowance for loan losses	(1,139)	(1,049)
Net loans	$211,849	$210,486

The following tables set forth information regarding the allowance for loan losses as of and for the six months ended June 30, 2017 and 2016 and at June 30, 2017 and December 31, 2016:

	Real Estate:						Consumer
	One- to			Home Equity Loans		Commercial and	Consumer
	four-family Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
Six months ended June 30, 2017 :
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	75	(3)	11	(1)	9	(1)	-	(5)	5	90
Ending balance	$524	$131	$85	$11	$349	$9	$1	$10	$19	$1,139

Six months ended June 30, 2016 :
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	(7)	-	(7)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	77	(18)		(2)	14	(2)	-	1	2	72
Ending balance	$450	$128	$62	$12	$230	$11	$1	$23	$34	$951

At June 30, 2017:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$26	$-	$-	$-	$-	$-	$-	$-	$-	$26
Ending balance:
Collectively evaluated for impairment	498	131	85	11	349	9	1	10	19	1,113
Total allowance for loan losses ending balance	$524	$131	$85	$11	$349	$9	$1	$10	$19	$1,139

Loans:
Ending balance:
Individually evaluated for impairment	$4,043	$635	$-	$6	$-	$-	$-	$-	$-	$4,684
Ending balance:
Collectively evaluated for impairment	130,757	21,589	22,373	2,188	26,847	2,826	10	1,363	-	207,953
Total loans ending balance	$134,800	$22,224	$22,373	$2,194	$26,847	$2,826	$10	$1,363	$-	$212,637

	Real Estate:						Consumer
	One- to			Home Equity Loans		Commercial and	Consumer
	four-family Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
At December 31, 2016 :
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	428	134	74	12	340	10	1	15	14	1,028
Total allowance for loan losses ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Loans:
Ending balance:
Individually evaluated for impairment	$3,406	$650	$-	$6	$-	$-	$-	$-	$-	$4,062
Ending balance:
Collectively evaluated for impairment	130,591	22,718	19,503	2,288	27,185	2,885	22	1,910	-	207,102
Total loans ending balance	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$-	$211,164

The following tables set forth information regarding nonaccrual loans and past-due loans as of June 30, 2017 and December 31, 2016:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
June 30, 2017:
Real estate loans:
One- to four-family residential	$-	$-	$686	$686	$134,114	$134,800	$-	$686
Commercial	-		-	-	22,224	22,224	-	-
Multi-family	-	-	-	-	22,373	22,373	-	-
Home equity loans and lines of credit	-	-	-	-	2,194	2,194	-	-
Construction	-	-	-	-	26,847	26,847	-	-
Commercial and industrial loans	-	-	-	-	2,826	2,826	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	10	10	-	-
Other consumer	-	-	-	-	1,363	1,363	-	-
Total	$-	$-	$686	$686	$211,951	$212,637	$-	$686

December 31, 2016:
Real estate loans:
One- to four-family residential	$118	$-	$-	$118	$133,879	$133,997	$-	$-
Commercial	-	-	-	-	23,368	23,368	-	-
Multi-family	-	-	-	-	19,503	19,503	-	-
Home equity loans and lines of credit	-	-	-	-	2,294	2,294	-	-
Construction	-	-	-	-	27,185	27,185	-	-
Commercial and industrial loans	-	-	-	-	2,885	2,885	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	22	22	-	-
Other consumer	-	-	-	-	1,910	1,910	-	-
Total	$118	$-	$-	$118	$211,046	$211,164	$-	$-

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at June 30, 2017 and December 31, 2016.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)

June 30, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,791	$2,791	$-
Commercial	635	635	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,432	$3,514	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$1,252	$1,252	$26
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$1,252	$1,252	$26

Total
Real estate loans:
One- to four-family residential	$4,043	$4,043	$26
Commercial	635	635	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,684	$4,766	$26

December 31, 2016:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,839	$2,839	$-
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,495	$3,577	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$3,406	$3,406	$21
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,062	$4,144	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2017 and June 30, 2016.

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,821	$61	$3,850	$85
Commercial	647	21	674	15
Home equity loans and lines of credit	6	2	59	2
Total impaired with no related allowance	$3,474	$84	$4,583	$102

With an allowance recorded:
Real estate loans:
One- to four-family residential	$681	$12	$567	$10
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	$681	$12	$567	$10

Total
Real estate loans:
One- to four-family residential	$3,502	$73	$4,417	$95
Commercial	647	21	674	15
Home equity loans and lines of credit	6	2	59	2
Total impaired loans	$4,155	$96	$5,150	$112

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to			Home Equity Loans		Commercial and	Consumer
	four-family Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
June 30, 2017:
Grade:
Pass	$-	$19,702	$22,373	$-	$24,627	$2,495	$-	$-	$69,197
Special mention	214	1,887	-	-	2,220	331	-	-	4,652
Substandard	3,009	635	-	6	-	-	-	-	3,650
Loans not formally rated	131,577	-	-	2,188	-	-	10	1,363	135,138
Total	$134,800	$22,224	$22,373	$2,194	$26,847	$2,826	$10	$1,363	$212,637

December 31, 2016:
Grade:
Pass	$-	$22,718	$19,503	$-	$27,185	$2,885	$-	$-	$72,291
Special mention	2,016	650	-	-	-	-	-	-	2,666
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	131,414	-	-	2,288	-	-	22	1,910	135,634
Total	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$211,164

At June 30, 2017 and December 31, 2016, there were no loans rated “doubtful” or “loss.”

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

As of June 30, 2017 and December 31, 2016, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $22.8 million and $24.3 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at June 30, 2017 and December 31, 2016 was $23.4 million and $22.3 million, respectively. The totals exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit, as of June 30, 2017 and December 31, 2016.

For time deposits as of June 30, 2017, the scheduled maturities for each of the following five years ended June 30 are:

(In Thousands)
2018	$50,171
2019	27,931
2020	3,862
2021	13,727
2022	1,923
Total	$97,614

There were $7.3 million of brokered certificates of deposit at June 30, 2017 and December 31, 2016.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after June 30, 2017 are summarized as follows:

(In Thousands)
2018	$10,264
2019	6,371
2020	3,820
2021	1,753
2022	301
Thereafter	13,500
$36,009

Interest rates ranged from 0.39% to 1.74% with a weighted-average interest rate of 1.16% at June 30, 2017.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of June 30, 2017 and December 31, 2016. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2017 :
Debt securities issued by U.S. government corporations and agencies	$8,945	$-	$8,945	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,274	-	3,274	-
Mortgage-backed securities	4,784	-	4,784	-
Totals	$17,003	$-	$17,003	$-
December 31, 2016 :
Debt securities issued by U.S. government corporations and agencies	$8,934	$-	$8,934	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,646	-	2,646	-
Mortgage-backed securities	5,461	-	5,461	-
Totals	$17,041	$-	$17,041	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2017 and December 31, 2016 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2017:
Impaired loans	$1,238	$-	$-	$1,238
Totals	$1,238	$-	$-	$1,238

December 31, 2016:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,930	$14,930	$-	$-	$14,930
Interest-bearing time deposits with other banks	1,098	-	1,101	-	1,101
Available-for-sale securities	17,003	-	17,003	-	17,003
Held-to-maturity securities	96	-	129	-	129
Federal Home Loan Bank stock	2,361	2,361	-	-	2,361
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	211,849	-	-	213,099	213,099
Accrued interest receivable	583	583	-	-	583

Financial liabilities:
Deposits	187,967	-	188,562	-	188,562
FHLB advances	36,009	-	35,519	-	35,519

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,188	$11,188	$-	$-	$11,188
Interest-bearing time deposits with other banks	1,092	-	1,098	-	1,098
Available-for-sale securities	17,041	-	17,041	-	17,041
Held-to-maturity securities	104	-	135	-	135
Federal Home Loan Bank stock	2,299	2,299	-	-	2,299
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	210,486	-	-	211,328	211,328
Accrued interest receivable	599	599	-	-	599

Financial liabilities:
Deposits	182,086	-	182,676	-	182,676
FHLB advances	37,329	-	37,089	-	37,089

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 under the indicated captions. Accounting policies related to financial instruments are described below.

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

Federal Home Loan Bank stock: The carrying value of the stock is based on redemption provisions of the Federal Home Loan Bank.

Investment in the Co-operative Central Reserve Fund: the carrying value is based on redemption provisions of the Reserve Fund.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At June 30, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2017 and December 31, 2016.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2017:
Total Capital (to Risk Weighted Assets)	$25,268	15.12%	$13,372	8.0%	$16,715	10.0%
Tier 1 Capital (to Risk Weighted Assets)	24,120	14.43	10,029	6.0	13,372	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	24,120	14.43	7,522	4.5	10,865	6.5
Tier 1 Capital (to Average Assets)	24,120	9.29	10,389	4.0	12,986	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$24,440	14.56%	$13,424	8.0%	$16,781	10.0%
Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	10,068	6.0	13,424	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	7,551	4.5	10,907	6.5
Tier 1 Capital (to Average Assets)	23,380	9.38	9,970	4.0	12,463	5.0

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

During the six month period ending June 30, 2017, the Company did not repurchase any shares of common stock. During the six month period ending June 30, 2016, a total of 35,000 shares of common stock were repurchased at an average cost of $13.12.

NOTE 12 - EQUITY INCENTIVE PLAN

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. All stock options have a ten year life. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. Pursuant to the terms of the 2015 EIP, on June 1, 2017, the Board of Directors granted 3,350 shares of restricted stock and 7,500 stock options to a director. The 3,350 shares of restricted stock granted and 7,500 shares vest evenly over a five year period. On June 1, 2017, 3,339 shares of restricted stock were surrendered for payment of tax obligations related to the vesting process. At June 30, 2017, there were 15,603 restricted stock awards and 47,758 stock options available for future grants.

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

The weighted average assumptions and fair value used for options granted are as follows:

	Stock Option
	Assumptions
	Grant 6/1/2016	Grant 6/1/2017
Expected life	6.40 years	6.40 years
Expected dividend yield	0%	0%
Expected volatility	20.24%	23.93%
Expected forfeiture rate	0%	0%
Risk free rate	1.67%	2.02%
Fair value per option	$3.17	$5.04

A summary of activity for the 2015 Equity Incentive Plan as of and for the six months ended June 30, 2017 and June 30, 2016 is as follows:

	Stock Options	Stock Options
	2017	2016
	Number of	Number of
	Options	Options

Outstanding at beginning of period	169,500	-
Granted	7,500	169,500
Exercised	(1,500)	-
Outstanding at end of period	175,500	169,500

Exercisable at end of period	32,400	-

Weighted average fair value of 169,500 options granted 6/1/2016	$3.17
Weighted average contractual life remaining	9.2 years
Weighted average exercise price	$12.85
Aggregate intrinsic value	$949,000

Weighted average fair value of 7,500 options granted 6/1/2017	$5.04
Weighted average contractual life remaining	9.9 years
Weighted average exercise price	$17.45
Aggregate intrinsic value	$8,000

	Restricted Stock
	2017
		Weighted average
	Number of	grant date
	Shares	fair value

Unvested outstanding at beginning of period	70,950	$12.85
Shares surrendered	(3,339)	$12.85
Shares vested	(10,851)	12.85
Granted	3,350	$17.45
Unvested outstanding at end of period	60,110	$13.11

As of June 30, 2017, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2016 amounted to $421,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2016 amounted to $714,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.9 years.

As of June 30, 2017, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2017 amounted to $37,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2017 amounted to $57,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.9 years.

For the three months ended June 30, 2017, the Company recognized stock option related compensation expense of $26,000, and the recognized tax benefit related to this expense was $3,000. For the six months ended June 30, 2017, the Company recognized stock option related compensation expense of $55,000, and the recognized tax benefit related to this expense was $7,000.

For the three months ended June 30, 2017, the Company recognized restricted stock related compensation expense of $46,000, and the recognized tax benefit related to this expense was $19,000. For the six months ended June 30, 2017, the Company recognized restricted stock related compensation expense of $92,000, and the recognized tax benefit related to this expense was $36,000.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the six months ended June 30, 2017, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Annual Report Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 22, 2017.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $5.2 million, or 2.0%, to $258.1 million at June 30, 2017 from $252.9 million at December 31, 2016. The increase was primarily due to increases in cash and cash equivalents and net loans.

Total cash and cash equivalents increased $3.7 million, or 33.4%, to $14.9 million at June 30, 2017 from $11.2 million at December 31, 2016. The increase in cash and cash equivalents resulted from an increase in deposits.

Net loans increased $1.4 million, or 0.6%, to $211.8 million at June 30, 2017 from $210.5 million at December 31, 2016. The Company originated $14.2 million of new loans and participated in a $4.0 million multifamily loan during the six months ended June 30, 2017. Of the $14.2 million of new loans originated during the six months ended June 30, 20107, $4.6 million of funds were not advanced. Loan payoffs and loans sold totaled $13.1 million during the six months ended June 30, 2017.

Investment securities classified as available-for-sale decreased $38,000, or 0.2%, to $17.0 million at June 30, 2017 from $17.0 million at December 31, 2016. Investment securities classified as held-to-maturity decreased $8,000, or 7.7%, to $96,000 at June 30, 2017, from $104,000 at December 31, 2016 due to payments in the ordinary course of business.

Bank-owned life insurance at June 30, 2017 increased $17,000, or 0.7%, compared to December 31, 2016 due to normal increases in cash surrender value.

Deposits increased $5.9 million, or 3.2%, to $188.0 million at June 30, 2017 from $182.1 million at December 31, 2016, primarily due to an $8.6 million increase in certificates of deposit, a $374,000 increase in noninterest-bearing demand accounts, partially offset by a $2.8 million decrease in NOW accounts. Our core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively decreased $2.7 million, or 2.9%, to $90.4 million at June 30, 2017 from $93.1 million at December 31, 2016.

FHLB advances decreased $1.3 million, or 3.5%, to $36.0 million at June 30, 2017 from $37.3 million at December 31, 2016. FHLB advances as of June 30, 2017 consisted of long term bullet and amortizing borrowings. On June 26, 2017, the FHLB called a $2.5 million option advance away from the Company.

Stockholders’ equity increased $797,000, or 2.4%, to $33.4 million at June 30, 2017 from $32.6 million at December 31, 2016. The increase was driven by $595,000 of net income and $195,000 of stock-based compensation for the six months ended June 30, 2017.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30, 2017			At December 31, 2016
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
(In Thousands)
Real estate loans:
One- to four-family residential (1)	$-	$-	$686	$118	$-	$-
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Total real estate	-	-	686	118	-	-
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total loans	$-	$-	$686	$118	$-	$-

(1)	There were no delinquent non-owner occupied residential real estate loans at June 30, 2017 or December 31, 2016.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2017 and December 31, 2016.

	At June 30,	At December 31,
	2017	2016
	(In Thousands)
Classified assets:
Substandard:
Loans	$3,650	$573
Securities	96	104
Other real estate owned	-	-
Total substandard	3,746	677
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$3,746	$677
Special mention	$4,652	$2,666

The increase in classified assets from December 31, 2016 to June 30, 2017 was due to the downgrade of three loans totaling $2.4 million from “special mention” to “substandard”. The increase in special mention assets from December 31, 2016 to June 30, 2017 was due to the downgrade of two relationships containing four loans totaling $4.4 million.

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

	At June 30,	At December 31,
	2017	2016
	(Dollars In Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$686	$-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	686	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	686	-

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans
90 days or more past due	686	-

Other non-performing assets	-	-
Total non-performing assets	686	-

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	3,358	3,406
Commercial	635	650
Multi-family	-	-
Home equity loans and lines of credit	6	6
Total real estate	3,999	4,062
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	3,999	4,062

Total non-performing loans and troubled debt restructurings	$4,685	$4,062

Non-performing loans to total loans	0.32%	0.00%
Non-performing assets to total assets	0.27%	0.00%
Non-performing assets and troubled debt restructurings to total assets	1.82%	1.61%

(1)	There were no non-performing non-owner occupied residential real estate loans at June 30, 2017 or December 31, 2016.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at June 30, 2017 or December 31, 2016.

We had no foreclosed real estate at June 30, 2017.

Other Loans of Concern. There were no other loans at June 30, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General. Net income for the three months ended June 30, 2017 was $324,000, compared to net income of $185,000 for the three months ended June 30, 2016. The increase of $139,000, or 75.1%, in net income was due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2017 increased $432,000, or 22.4%, to $2.4 million compared to $1.9 million for the three months ended June 30, 2016. The increase in interest and dividend income was the result of higher average loan balances and yields in the three months ended June 30, 2017. The average balance of loans during the three months ended June 30, 2017 increased $26.8 million to $210.2 million from $183.5 million for the three months ended June 30, 2016, while the average yield on loans increased 24 basis points to 4.25% for the three months ended June 30, 2017 from 4.01% for the three months ended June 30, 2016. The average balance of interest-earning deposits increased $7.6 million to $18.4 million for the three months ended June 30, 2017 from $10.9 million for the three months ended June 30, 2016, and the yield on interest-earning deposits increased 48 basis points to 0.98% for the three months ended June 30, 2017 from 0.50% for the three months ended June 30, 2016.

Interest Expense. Total interest expense increased $109,000, or 29.1%, to $483,000 for the three months ended June 30, 2017 from $374,000 for the three months ended June 30, 2016. Interest expense on interest-bearing deposit accounts increased $41,000, or 11.8%, to $388,000 for the three months ended June 30, 2017 from $347,000 for the three months ended June 30, 2016. The increase was primarily due to higher average deposit balances and higher interest rates.

Interest expense on FHLB advances increased $68,000, or 253.3%, to $95,000 for the three months ended June 30, 2017 from $27,000 for the three months ended June 30, 2016. The average balance of advances increased $25.9 million, or 244.2%, to $36.5 million for the three months ended June 30, 2017 from $10.6 million for the three months ended June 30, 2016. The cost of funds on FHLB advances increased five basis points to 1.04% for the three months ended June 30, 2017 from 0.99% for the three months ended June 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $323,000, or 20.8%, to $1.9 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016. On a tax-equivalent basis, net interest and dividend income increased $321,000, or 20.5%, to $1.9 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016. The tax-equivalent basis increase resulted from a $430,000 increase in interest income, partially offset by a $109,000 increase in interest expense. Our average interest-earning assets increased $35.6 million to $248.6 million for the three months ended June 30, 2017 from $213.0 million for the three months ended June 30, 2016. Our net interest rate spread increased ten basis points to 2.87% for the three months ended June 30, 2017 from 2.77% for the three months ended June 30, 2016, and our net interest margin increased ten basis points to 3.03% for the three months ended June 30, 2017 from 2.93% for the three months ended June 30, 2016. The increase in our interest rate spread and net interest margin reflected an increase in average loans and increased interest and fees on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2017 of $45,000, compared to a provision of $36,000 for the three months ended June 30, 2016. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the three months ended June 30, 2017. There was a charge-off of $7,000 related to a consumer loan for the three months ended June 30, 2016. The allowance for loan losses was $1.1 million, or 0.53% of total loans at June 30, 2017, compared to $951,000 or 0.49% of total loans at June 30, 2016.

Noninterest Income. Noninterest income decreased $29,000, or 19.9%, to $117,000 for the three months ended June 30, 2017 from $146,000 for the three months ended June 30, 2016. The decrease was driven by lower levels of gains on sales of loans and rental income during the three months ended June 30, 2017. Rental income was $55,000 for the three months ended June 30, 2017 compared to $67,000 for the three months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $81,000, or 6.0%, to $1.4 million for the three months ended June 30, 2017 compared to $1.4 million for the three months ended June 30, 2016. The increase was primarily driven by an increase of $84,000 in salaries and benefits expense, due to equity compensation and staff merit increases. Occupancy expense decreased $7,000, equipment expense decreased $7,000 and all other noninterest expenses increased $11,000, spread across various categories.

Income Taxes. Income before income taxes of $503,000 resulted in income tax expense of $179,000 for the three months ended June 30, 2017, compared to income before income taxes of $299,000 resulting in an income tax expense of $114,000 for the three months ended June 30, 2016. The effective income tax rate was 35.6% for the three months ended June 30, 2017 compared to 38.1% for the three months ended June 30, 2016.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016

General. Net income for the six months ended June 30, 2017 was $595,000, compared to net income of $341,000 for the six months ended June 30, 2016. The increase of $254,000, or 74.5%, in net income, was due to an increase in net interest income, partially offset by an increase in provision for loan losses, a decrease in noninterest income, and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2017 increased $870,000, or 22.9%, to $4.7 million compared to $3.8 million for the six months ended June 30, 2016. The increase in interest and dividend income was the result of higher average loan balances and yields in the six months ended June 30, 2017. The average balance of loans during the six months ended June 30, 2017 increased $34.2 million to $210.6 million from $176.4 million for the six months ended June 30, 2016, while the average yield on loans increased 11 basis points to 4.20% for the six months ended June 30, 2017 from 4.09% for the six months ended June 30, 2016. The average balance of interest-bearing deposits increased $3.1 million to $15.9 million for the six months ended June 30, 2017 from $12.8 million for the six months ended June 30, 2016, and the yield on interest-earning deposits increased 39 basis points to 0.92% for the six months ended June 30, 2017 from 0.53% for the six months ended June 30, 2016.

Interest Expense. Total interest expense increased $205,000, or 28.2%, to $931,000 for the six months ended June 30, 2017 from $726,000 for the six months ended June 30, 2016. Interest expense on interest-bearing deposit accounts increased $60,000, or 8.9%, to $735,000 for the six months ended June 30, 2017 from $675,000 for the six months ended June 30, 2016. The increase was primarily due to higher average deposit balances and higher interest rates.

Interest expense on FHLB advances increased $145,000, or 284.0%, to $196,000 for the six months ended June 30, 2017 from $51,000 for the six months ended June 30, 2016. The average balance of advances increased $28.5 million, or 284.0%, to $38.0 million for the six months ended June 30, 2017 from $9.6 million for the six months ended June 30, 2016. The cost of funds on FHLB advances decreased one basis points to 1.03% for the six months ended June 30, 2017 from 1.04% for the six months ended June 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $665,000, or 21.7%, to $3.7 million for the six months ended June 30, 2017 from $3.1 million for the six months ended June 30, 2016. On a tax-equivalent basis, net interest and dividend income increased $663,000, or 21.5%, to $3.7 million for the six months ended June 30, 2017 from $3.1 million for the six months ended June 30, 2016. The tax-equivalent basis increase resulted from a $868,000 increase in interest income, partially offset by a $205,000 increase in interest expense. Our average interest-earning assets increased $38.8 million to $246.4 million for the six months ended June 30, 2017 from $207.7 million for the six months ended June 30, 2016. Our net interest rate spread increased seven basis points to 2.89% for the six months ended June 30, 2017 from 2.82% for the six months ended June 30, 2016, and our net interest margin increased seven basis points to 3.04% for the six months ended June 30, 2017 from 2.97% for the six months ended June 30, 2016. The increase in our interest rate spread and net interest margin reflected higher interest rates and average balances of loans.

Provision for Loan Losses. We recorded a provision for loan losses for the six months ended June 30, 2017 of $90,000, compared to a provision of $72,000 for the six months ended June 30, 2016. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. No charge-offs were recognized for the six months ended June 30, 2017. There was a charge-off of $7,000 related to a consumer loan, for the six months ended June 30, 2016. The allowance for loan losses was $1.1 million, or 0.53% of total loans at June 30, 2017, compared to $951,000, or 0.49% of total loans at June 30, 2016.

Noninterest Income. Noninterest income decreased $61,000, or 20.8%, to $232,000 for the six months ended June 30, 2017 from $293,000 for the six months ended June 30, 2016. The decrease was spread across various categories. Rental income was $113,000 for the six months ended June 30, 2017 compared to $134,000 for the six months ended June 30, 2016. Gains on sales of loans was $6,000 for the six months ended June 30, 2017 compared to $34,000 for the six months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $174,000, or 6.3%, to $2.9 million for the six months ended June 30, 2017 compared to $2.7 million for the six months ended June 30, 2016. The increase was primarily driven by an increase of $197,000 in salaries and benefits expense, due to staff merit increases and equity incentive compensation. Federal Deposit Insurance Corporation expense increased $13,000, occupancy expense decreased $21,000, and all other expenses increased $15,000, spread across various categories.

Income Taxes. Income before income taxes of $958,000 resulted in income tax expense of $363,000 for the six months ended June 30, 2017, compared to income before income taxes of $546,000 resulting in an income tax expense of $205,000 for the six months ended June 30, 2016. The effective income tax rate was 37.9% for the six months ended June 30, 2017 compared to 37.5% for the six months ended June 30, 2016.

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

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$210,225	$2,231	4.25%	$183,463	$1,838	4.01%
Interest-earning deposits	18,427	45	0.98%	10,871	14	0.50%
Investment securities (2)	17,195	65	1.51%	17,327	74	1.72%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,741	24	3.50%	1,366	9	2.68%
Total interest-earning assets	248,588	2,365	3.81%	213,027	1,935	3.63%
Noninterest-earning assets	11,057			10,991
Total assets	$259,645			$224,018

Interest-bearing liabilities:
Savings accounts	$20,420	8	0.15%	$20,581	7	0.15%
NOW accounts	18,828	2	0.05%	22,329	3	0.05%
Money market accounts	32,200	32	0.39%	28,643	26	0.36%
Certificates of deposit	98,309	346	1.41%	92,066	311	1.35%
Total interest-bearing deposits	169,757	388	0.91%	163,619	347	0.85%
Federal Home Loan Bank advances	36,549	95	1.04%	10,618	27	0.99%
Total interest-bearing liabilities	206,306	483	0.94%	174,237	374	0.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,288			17,290
Other noninterest-bearing liabilities	661			509
Total noninterest-bearing liabilities	19,949			17,799
Total liabilities	226,255			192,036
Total stockholders' equity	33,390			31,982
Total liabilities and total stockholders' equity	$259,645			$224,018
Net interest income		$1,882			$1,561
Net interest rate spread (3)			2.87%			2.77%
Net interest-earning assets (4)	$42,282			$38,790
Net interest margin (5)			3.03%			2.93%
Average interest-earning assets to interest-bearing liabilities	120.49%			122.26%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $5,000 and $7,000 was applied to tax-exempt income for the three months ended June 30, 2017 and June 30, 2016, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$210,592	$4,425	4.20%	$176,382	$3,610	4.09%
Interest-earning deposits	15,896	73	0.92%	12,782	34	0.53%
Investment securities (2)	17,217	132	1.53%	17,144	147	1.71%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,722	46	3.40%	1,348	17	2.56%
Total interest-earning assets	246,427	4,676	3.80%	207,656	3,808	3.67%
Noninterest-earning assets	11,086			11,043
Total assets	$257,513			$218,699

Interest-bearing liabilities:
Savings accounts	$20,460	15	0.15%	$20,626	15	0.15%
NOW accounts	18,895	5	0.05%	21,691	5	0.05%
Money market accounts	32,251	63	0.39%	28,495	53	0.37%
Certificates of deposit	94,787	652	1.38%	89,621	602	1.34%
Total interest-bearing deposits	166,393	735	0.88%	160,433	675	0.84%
Federal Home Loan Bank advances	38,043	196	1.03%	9,559	51	1.04%
Total interest-bearing liabilities	204,436	931	0.91%	169,992	726	0.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,118			16,201
Other noninterest-bearing liabilities	787			585
Total noninterest-bearing liabilities	19,905			16,786
Total liabilities	224,341			186,778
Total stockholders' equity	33,172			31,921
Total liabilities and total stockholders' equity	$257,513			$218,699
Net interest income		$3,745			$3,082
Net interest rate spread (3)			2.89%			2.82%
Net interest-earning assets (4)	$41,991			$37,664
Net interest margin (5)			3.04%			2.97%
Average interest-earning assets to interest-bearing liabilities	120.54%			122.16%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $12,000 and $14,000 was applied to tax-exempt income for the six months ended June 30, 2017 and June 30, 2016, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $747,000 and $270,000 for the six months ended June 30, 2017 and June 30, 2016, respectively. Net cash used in investing activities was $1.5 million and $21.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively. For six months ended June 30, 2017, net cash used by investing activities consisted primarily of a $4.0 million loan participation, partially offset by $2.5 million of net principal collections on loans. Net cash provided by financing activities was $4.5 million and $18.8 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Activity was primarily in the deposit accounts and FHLB advances for the six months ended June 30, 2017 and 2016.

At June 30, 2017, we exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $24.1 million or 14.4% of risk-weighted assets, which is above the required level of $10.9 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $24.1 million, or 14.4% of risk-weighted assets, which is above the required level of $13.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $24.1 million, or 9.3% of average assets, which is above the required level of $13.0 million, or 5.0% of average assets; and total risk-based capital of $25.3 million, or 15.1% of risk-weighted assets, which is above the required level of $16.7 million, or 10.0% of risk-weighted assets. At December 31, 2016, we exceeded all of our regulatory capital requirements with a CET1 capital level of $23.4 million, or 13.9% of risk-weighted assets, which was the above the required level of $10.9 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $ 23.4 million, or 13.9% of risk-weighted assets which is above the required level of $13.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $23.4 million, or 9.4% of average assets, which is above the required level of $12.5 million, or 5.0% of average assets; and a total risk-based capital of $24.4 million, or 14.6% of risk-weighted assets, which is above the required level of $16.8 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at June 30, 2017 and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2017, we had outstanding commitments to originate loans of $5.7 million and unadvanced funds on loans of $15.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $50.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4.     Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.     Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.     Risk Factors

Disclosure of risk factors is not required by smaller reporting companies, such as the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The following presents a summary of the Company’s share repurchases during the three months ended June 30, 2017.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	Per Share	Program	Program (2)
April 1, 2017 through April 30, 2017	-	-	-	24,803
May 1, 2017 through May 31, 2017	-	-	-	24,803
June 1, 2017 through June 30, 2017	3,339	$17.45	-	24,803
Total	3,339		-

(1)	Includes shares repurchased by the Company in connection with the vesting of previously granted stock awards pursuant to the Company’s 2015 Equity Incentive Plan to cover required tax withholding.
(2)	On November 24, 2015, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 89,903 shares of the Company’s common stock equal to 4.0% of the Company’s outstanding common stock.

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

Pilgrim Bancshares, Inc.

Date: August 11, 2017	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: August 11, 2017	/s/ Christopher G. McCourt
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

101          The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii)  Consolidated Statements of Comprehensive Income; (iv)  Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*          Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).