Form 10-Q
period 2017-09-30
Pilgrim Bancshares, Inc.
filed 2017-11-09
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

As of November 8, 2017, there were issued and outstanding 2,255,450 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30,	December 31,
(unaudited)	2017	2016

ASSETS
Cash and due from banks	$1,881	$2,036
Interest-bearing demand deposits with other banks	10,696	9,152
Total cash and cash equivalents	12,577	11,188
Interest-bearing time deposits with other banks	1,098	1,092
Investments in available-for-sale securities (at fair value)	16,471	17,041
Investments in held-to-maturity securities (fair value of $130 at September 30, 2017, and $135 at December 31, 2016)	91	104
Federal Home Loan Bank stock, at cost	2,296	2,299
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,184 at September 30, 2017, and $1,049 at December 31, 2016	219,523	210,486
Premises and equipment, net	4,749	4,919
Investment in real estate, net	1,561	1,534
Accrued interest receivable	662	599
Deferred income tax asset, net	708	740
Bank-owned life insurance	2,340	2,314
Other assets	220	233
Total assets	$262,680	$252,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$18,739	$18,791
Interest-bearing	166,915	163,295
Total deposits	185,654	182,086
Federal Home Loan Bank advances	42,284	37,329
Other liabilities	807	871
Total liabilities	228,745	220,286
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,254,950 shares issued at September 30, 2017 and 2,253,439 at December 31, 2016	23	23
Additional paid-in capital	21,043	20,910
Retained earnings	15,230	14,260
Unearned compensation - ESOP (157,331 shares unallocated at September 30, 2017 and 161,826 shares unallocated at December 31, 2016)	(1,574)	(1,619)
Unearned compensation - Restricted stock	(723)	(806)
Accumulated other comprehensive loss	(64)	(121)
Total stockholders' equity	33,935	32,647
Total liabilities and stockholders' equity	$262,680	$252,933

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$2,327	$2,119	$6,752	$5,730
Interest on debt securities:
Taxable	48	46	149	152
Tax-exempt	11	8	32	34
Other interest and dividends	70	21	189	72
Total interest and dividend income	2,456	2,194	7,122	5,988
Interest expense:
Interest on deposits	388	357	1,123	1,033
Interest on Federal Home Loan Bank advances	115	69	311	119
Total interest expense	503	426	1,434	1,152
Net interest and dividend income	1,953	1,768	5,688	4,836
Provision for loan losses	45	62	135	134
Net interest and dividend income after provision for loan losses	1,908	1,706	5,553	4,702
Noninterest income:
Service charges on deposit accounts	31	27	84	81
Gain on sales/calls of securities, net	-	25	2	28
Gain on sales of loans, net	14	9	20	43
Rental income	52	62	165	196
Other income	31	32	89	100
Total noninterest income	128	155	360	448
Noninterest expense:
Salaries and employee benefits	874	847	2,691	2,467
Occupancy expense	116	106	355	366
Equipment expense	40	49	125	143
Data processing expense	107	107	311	304
Professional fees	93	112	277	311
Federal Deposit Insurance Corporation assessment	42	38	129	112
Communications expense	22	27	75	91
Advertising and public relations expense	25	33	88	96
Insurance expense	16	15	48	46
Supplies expense	16	13	46	41
Other expense	54	54	178	167
Total noninterest expense	1,405	1,401	4,323	4,144
Income before income taxes	631	460	1,590	1,006
Income tax expense	257	184	620	389
Net income	$374	$276	$970	$617

Weighted-average number of common shares outstanding:
Basic	2,039,792	2,025,166	2,035,678	2,026,604
Diluted	2,090,449	2,025,829	2,066,640	2,026,809

Earnings per share:
Basic	$0.18	$0.14	$0.48	$0.30
Diluted	$0.18	$0.14	$0.47	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016

Net income	$374	$276	$970	$617
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	17	(36)	92	220
Reclassification adjustment for net realized gains in net income	-	(25)	(2)	(28)
Other comprehensive income (loss) before income tax effect	17	(61)	90	192
Income tax (expense) benefit	(6)	23	(33)	(70)
Other comprehensive income (loss), net of tax	11	(38)	57	122
Comprehensive income	$385	$238	$1,027	$739

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
(unaudited)	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	(Loss) Income	Total
Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$-	$(93)	$31,969
Net income	-	-	-	617	-	-	-	617
Shares purchased and retired	(42,000)	-	(550)	-	-	-	-	(550)
Common stock held by ESOP committed to be allocated (4,495 shares)	-	-	13	-	45	-	-	58
Share based compensation-restricted stock	-	-	-	-	-	60	-	60
Share based compensation-options	-	-	36	-	-	-	-	36
Restricted stock granted in connection with the equity incentive plan	70,950	1	911	-	-	(912)	-	-
Other comprehensive income, net of tax effect	-	-	-	-	-	-	122	122
Balance, September 30, 2016	2,253,439	$23	$20,876	$13,870	$(1,634)	$(852)	$29	$32,312

Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647
Net income	-	-	-	970	-	-	-	970
Restricted shares surrendered and retired	(3,339)	-	(58)	-	-	-	-	(58)
Restricted stock granted in connection with the equity incentive plan	3,350	-	58	-	-	(58)	-	-
Stock options exercised	1,500	-	19	-	-	-	-	19
Common stock held by ESOP committed to be allocated (4,495 shares)	-	-	30	-	45	-	-	75
Share based compensation-restricted stock	-	-	-	-	-	141	-	141
Share based compensation-options	-	-	84	-	-	-	-	84
Other comprehensive income, net of tax effect	-	-	-	-	-	-	57	57
Balance, September 30, 2017	2,254,950	$23	$21,043	$15,230	$(1,574)	$(723)	$(64)	$33,935

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
(unaudited)	2017	2016

Cash flows from operating activities:
Net income	$970	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	134
Capitalized interest on interest-bearing time deposits	(6)	(5)
Amortization of securities, net	65	65
Gain on sales/calls of securities, net	(2)	(28)
Loans originated for sale	(1,122)	(2,205)
Proceeds from sales of loans originated for sale	1,142	2,248
Gain on sales of loans, net	(20)	(43)
Change in net deferred origination fees, costs, premiums and discounts	(51)	(224)
Depreciation and amortization	242	254
Stock based compensation expense	300	154
Increase in accrued interest receivable	(63)	(73)
Increase in bank-owned life insurance	(26)	(31)
Decrease in other assets	13	40
(Decrease) increase in other liabilities	(64)	49
Net cash provided by operating activities	1,513	952

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	(135)	(1,339)
Redemption of Federal Home Loan Bank stock	138	79
Purchases of available-for-sale securities	(852)	(6,342)
Proceeds from maturities/calls/pay downs of available-for-sale securities	1,443	4,245
Proceeds from sales of available-for-sale securities	-	1,208
Proceeds from maturities of held-to-maturity securities	18	18
Loan principal originations and collections, net	2,393	(12,875)
Loans purchased	(11,514)	(29,158)
Loan participations sold	-	5,035
Capital expenditures	(99)	(23)
Net cash used in investing activities	(8,608)	(39,152)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(2,246)	3,660
Net increase in time deposits	5,814	8,449
Payments on Federal Home Loan Bank long-term advances	(17,545)	(2,728)
Proceeds from Federal Home Loan Bank long-term advances	22,500	30,600
Restricted shares surrendered and retired	(58)	(550)
Stock options exercised	19	-
Net cash provided by financing activities	8,484	39,431

Net increase in cash and cash equivalents	1,389	1,231
Cash and cash equivalents at beginning of period	11,188	10,670
Cash and cash equivalents at end of period	$12,577	$11,901

Supplemental disclosures:
Interest paid	$1,425	$1,133
Income taxes paid	793	500

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bancshares, Inc. (the “Company”), was incorporated in February 2014 under the laws of the State of Maryland. The Company owns all of the outstanding shares of common stock of Pilgrim Bank (the “Bank”). The Bank is a Massachusetts chartered stock bank, which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“the FDIC”).

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Financial information as of September 30, 2017 and for the interim periods ended September 30, 2017 and 2016 is unaudited; however, in the opinion of management, reflects all adjustments considered necessary for a fair presentation of such information. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2017, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 for the reporting period that ended June 30, 2017. As a result of the adoption of ASU 2016-09, the Company recognized an excess tax benefit of $26,000 in the income tax expense section of the consolidated statements of income, for the three and six months ended June 30, 2017. Following the adoption of ASU 2016-09, the Company continues to estimate forfeitures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgement to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20).”  The amendments in this update require shortening the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  ASU 2017-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the three and nine months ended September 30, 2017 and 2016 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (In thousands)	$374	$276	$970	$617

Basic and diluted common shares:
Weighted average common shares outstanding	2,254,950	2,189,239	2,254,070	2,192,175
Weighted average unearned shares-restricted stock	(57,060)	-	(58,808)	-
Weighted average unallocated ESOP shares	(158,098)	(164,073)	(159,584)	(165,571)
Basic weighted average shares outstanding	2,039,792	2,025,166	2,035,678	2,026,604

Dilutive potential common shares-options	32,934	-	16,668	-
Dilutive effect of unearned restricted stock	17,723	663	14,294	205
Diluted weighted average shares outstanding	2,090,449	2,025,829	2,066,640	2,026,809

Basic earnings per share	$0.18	$0.14	$0.48	$0.30
Diluted earnings per share (1) (2)	$0.18	$0.14	$0.47	$0.30

(1)	Options to purchase 169,500 shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016 because the effect was anti-dilutive.
(2)	Options to purchase 7,500 shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017 because the effect was anti-dilutive.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of September 30, 2017 and December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
September 30, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,831	$3	$39	$8,795
Debt securities issued by states of the United States and political subdivisions of the states	3,266	15	9	3,272
Mortgage-backed securities	4,476	4	76	4,404
	$16,573	$22	$124	$16,471

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$8,980	$7	$53	$8,934
Debt securities issued by states of the United States and political subdivisions of the states	2,696	-	50	2,646
Mortgage-backed securities	5,557	5	101	5,461
	$17,233	$12	$204	$17,041

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
September 30, 2017:
Mortgage-backed securities	$91	$39	$-	$130
	$91	$39	$-	$130

December 31, 2016:
Mortgage-backed securities	$104	$31	$-	$135
	$104	$31	$-	$135

The scheduled maturities of debt securities were as follows as of September 30, 2017:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$2,503	$-	$-
Due after one year through five years	7,822	-	-
Due after five years through ten years	1,155	-	-
Due after ten years	587	-	-
Mortgage-backed securities	4,404	91	130
	$16,471	$91	$130

Proceeds from sales of available-for-sale securities were $1.2 million with gross realized gains of $24,000 and no gross realized losses during the nine months ended September 30, 2016. The tax expense related to net realized gains was $9,000. No available-for-sale securities were sold during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2017:
Debt securities issued by U.S. government corporations and agencies	$5,110	$24	$3,183	$15	$8,293	$39
Debt securities issued by states of the United States and political subdivisions of the states	780	4	627	5	1,407	9
Mortgage-backed securities	2,127	28	1,353	48	3,480	76
Total temporarily impaired securities	$8,017	$56	$5,163	$68	$13,180	$124

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$7,430	$53	$-	$-	$7,430	$53
Debt securities issued by states of the United States and political subdivisions of the states	2,215	35	431	15	2,646	50
Mortgage-backed securities	3,342	52	1,660	49	5,002	101
Total temporarily impaired securities	$12,987	$140	$2,091	$64	$15,078	$204

As of September 30, 2017, investment securities with unrealized losses consist of 19 debt securities issued by U.S. government corporations and government-sponsored agencies, six debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 21 government agencies and government sponsored enterprises and one private label. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

No other-than-temporary impairment losses were recognized for the three and nine months ended September 30, 2017 and 2016.

NOTE 6 - LOANS

Loans consisted of the following:

	September 30,	December 31,
	2017	2016
	(In Thousands)
Real estate loans:
One-to four- family residential	$141,960	$133,997
Commercial	22,392	23,368
Multi-family	21,617	19,503
Home equity loans and lines of credit	2,673	2,294
Construction	27,640	27,185
Commercial and industrial loans	2,836	2,885
Consumer loans:
Consumer lines of credit	14	22
Other consumer loans	1,153	1,910
	220,285	211,164
Net deferred loan origination fees, costs, premiums and discounts	422	371
Allowance for loan losses	(1,184)	(1,049)
Net loans	$219,523	$210,486

The following tables set forth information regarding the allowance for loan losses as of and for the three and nine months ended September 30, 2017 and 2016 and at September 30, 2017 and December 31, 2016:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)

Three months ended September 30, 2017 :
Allowance for loan losses:
Beginning balance	$524	$131	$85	$11	$349	$9	$1	$10	$19	$1,139
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	44	(6)	1	2	10	-	-	(2)	(4)	45
Ending balance	$568	$125	$86	$13	$359	$9	$1	$8	$15	$1,184

Three months ended September 30, 2016 :
Allowance for loan losses:
Beginning balance	$450	$128	$62	$12	$230	$11	$1	$23	$34	$951
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(5)	19	9	-	46	(1)	-	(2)	(4)	62
Ending balance	$445	$147	$71	$12	$276	$10	$1	$21	$30	$1,013

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
	(In Thousands)

Nine months ended September 30, 2017 :
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	119	(9)	12	1	19	(1)	-	(7)	1	135
Ending balance	$568	$125	$86	$13	$359	$9	$1	$8	$15	$1,184

Nine months ended September 30, 2016 :
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	(7)	-	(7)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	72	1	9	(2)	60	(3)	-	(1)	(2)	134
Ending balance	$445	$147	$71	$12	$276	$10	$1	$21	$30	$1,013

At September 30, 2017:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	547	125	86	13	359	9	1	8	15	1,163
Total allowance for loan losses ending balance	$568	$125	$86	$13	$359	$9	$1	$8	$15	$1,184

Loans:
Ending balance:
Individually evaluated for impairment	$2,897	$630	$-	$6	$-	$-	$-	$-	$-	$3,533
Ending balance:
Collectively evaluated for impairment	139,063	21,762	21,617	2,667	27,640	2,836	14	1,153	-	216,752
Total loans ending balance	$141,960	$22,392	$21,617	$2,673	$27,640	$2,836	$14	$1,153	$-	$220,285

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Line of Credit	Other Consumer	Unallocated	Total
At December 31, 2016 :
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	428	134	74	12	340	10	1	15	14	1,028
Total allowance for loan losses ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Loans:
Ending balance:
Individually evaluated for impairment	$3,406	$650	$-	$6	$-	$-	$-	$-	$-	$4,062
Ending balance:
Collectively evaluated for impairment	130,591	22,718	19,503	2,288	27,185	2,885	22	1,910	-	207,102
Total loans ending balance	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$-	$211,164

The following tables set forth information regarding nonaccrual loans and past-due loans as of September 30, 2017 and December 31, 2016:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
September 30, 2017:
Real estate loans:
One- to four-family residential	$-	$114	$	$114	$141,846	$141,960	$-	$
Commercial	-		-	-	22,392	22,392	-	-
Multi-family	-	-	-	-	21,617	21,617	-	-
Home equity loans and lines of credit	-	-	-	-	2,673	2,673	-	-
Construction	-	-	-	-	27,640	27,640	-	-
Commercial and industrial loans	-	-	-	-	2,836	2,836	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	14	14	-	-
Other consumer	-	-	-	-	1,153	1,153	-	-
Total	$-	$114	$-	$114	$220,171	$220,285	$-	$-

December 31, 2016:
Real estate loans:
One- to four-family residential	$118	$-	$-	$118	$133,879	$133,997	$-	$-
Commercial	-	-	-	-	23,368	23,368	-	-
Multi-family	-	-	-	-	19,503	19,503	-	-
Home equity loans and lines of credit	-	-	-	-	2,294	2,294	-	-
Construction	-	-	-	-	27,185	27,185	-	-
Commercial and industrial loans	-	-	-	-	2,885	2,885	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	22	22	-	-
Other consumer	-	-	-	-	1,910	1,910	-	-
Total	$118	$-	$-	$118	$211,046	$211,164	$-	$-

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at September 30, 2017 and December 31, 2016.

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
		(In Thousands)

September 30, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,330	$2,330	$-
Commercial	630	630	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$2,966	$3,048	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$2,897	$2,897	$21
Commercial	630	630	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$3,533	$3,615	$21

December 31, 2016:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,839	$2,839	$-
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	$3,495	$3,577	$-

With an allowance recorded:
Real estate loans:
One- to four-family residential	$567	$567	$21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	$567	$567	$21

Total
Real estate loans:
One- to four-family residential	$3,406	$3,406	$21
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,062	$4,144	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2017 and September 30, 2016.

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,757	$87	$3,607	$135
Commercial	642	27	670	28
Home equity loans and lines of credit	6	2	48	4
Total impaired with no related allowance	$3,405	$116	$4,325	$167

With an allowance recorded:
Real estate loans:
One- to four-family residential	$643	$41	$567	$17
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	$643	$41	$567	$17

Total
Real estate loans:
One- to four-family residential	$3,400	$128	$4,174	$152
Commercial	642	27	670	28
Home equity loans and lines of credit	6	2	48	4
Total impaired loans	$4,048	$157	$4,892	$184

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
September 30, 2017:
Grade:
Pass	$-	$19,887	$21,617	$-	$25,048	$2,513	$-	$-	$69,065
Special mention	-	1,875	-	-	2,592	323	-	-	4,790
Substandard	2,314	630	-	6	-	-	-	-	2,950
Loans not formally rated	139,646	-	-	2,667	-	-	14	1,153	143,480
Total	$141,960	$22,392	$21,617	$2,673	$27,640	$2,836	$14	$1,153	$220,285

December 31, 2016:
Grade:
Pass	$-	$22,718	$19,503	$-	$27,185	$2,885	$-	$-	$72,291
Special mention	2,016	650	-	-	-	-	-	-	2,666
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	131,414	-	-	2,288	-	-	22	1,910	135,634
Total	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$211,164

At September 30, 2017 and December 31, 2016, there were no loans rated “doubtful” or “loss.”

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

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, highly questionable and improbable.

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

As of September 30, 2017 and December 31, 2016, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $22.9 million and $24.3 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at September 30, 2017 and December 31, 2016 was $26.9 million and $22.3 million, respectively. The totals exclude $5.0 million of brokered time deposits, which were bifurcated into amounts below the FDIC insurance limit, as of September 30, 2017 and December 31, 2016.

For time deposits as of September 30, 2017, the scheduled maturities for each of the following five years ended September 30 are:

(In Thousands)
2018	$63,045
2019	11,872
2020	6,685
2021	10,803
2022	2,405
Total	$94,810

There were $7.3 million of brokered certificates of deposit at September 30, 2017 and December 31, 2016.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after September 30, 2017 are summarized as follows:

(In Thousands)
2018	$11,696
2019	7,208
2020	4,572
2021	2,405
2022	9,833
Thereafter	6,570
Total	$42,284

Interest rates ranged from 1.01% to 2.08% with a weighted-average interest rate of 1.47% at September 30, 2017.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of September 30, 2017 and December 31, 2016. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2017 :
Debt securities issued by U.S. government corporations and agencies	$8,795	$-	$8,795	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,272	-	3,272	-
Mortgage-backed securities	4,404	-	4,404	-
Totals	$16,471	$-	$16,471	$-

December 31, 2016 :
Debt securities issued by U.S. government corporations and agencies	$8,934	$-	$8,934	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,646	-	2,646	-
Mortgage-backed securities	5,461	-	5,461	-
Totals	$17,041	$-	$17,041	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2017 and December 31, 2016 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2017:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

December 31, 2016:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,577	$12,577	$-	$-	$12,577
Interest-bearing time deposits with other banks	1,098	-	1,099	-	1,099
Available-for-sale securities	16,471	-	16,471	-	16,471
Held-to-maturity securities	91	-	130	-	130
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	219,523	-	-	221,026	221,026
Accrued interest receivable	662	662	-	-	662

Financial liabilities:
Deposits	185,654	-	186,189	-	186,189
FHLB advances	42,284	-	41,477	-	41,477

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,188	$11,188	$-	$-	$11,188
Interest-bearing time deposits with other banks	1,092	-	1,098	-	1,098
Available-for-sale securities	17,041	-	17,041	-	17,041
Held-to-maturity securities	104	-	135	-	135
Federal Home Loan Bank stock	2,299	2,299	-	-	2,299
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	210,486	-	-	211,328	211,328
Accrued interest receivable	599	599	-	-	599

Financial liabilities:
Deposits	182,086	-	182,676	-	182,676
FHLB advances	37,329	-	37,089	-	37,089

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 under the indicated captions. Accounting policies related to financial instruments are described below.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At September 30, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of September 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2017 and December 31, 2016.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2017:
Total Capital (to Risk Weighted Assets)	$25,798	15.00%	$13,755	8.0%	$17,194	10.0%
Tier 1 Capital (to Risk Weighted Assets)	24,605	14.31	10,316	6.0	13,755	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	24,605	14.31	7,737	4.5	11,176	6.5
Tier 1 Capital (to Average Assets)	24,605	9.53	10,327	4.0	12,909	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$24,440	14.56%	$13,424	8.0%	$16,781	10.0%
Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	10,068	6.0	13,424	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	7,551	4.5	10,907	6.5
Tier 1 Capital (to Average Assets)	23,380	9.38	9,970	4.0	12,463	5.0

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

During the nine month period ending September 30, 2017, the Company did not repurchase any shares of common stock. During the nine month period ending September 30, 2016, 42,000 shares of common stock were repurchased at an average cost of $13.10.

NOTE 12 - EQUITY INCENTIVE PLAN

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. All stock options have a ten year life. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. Pursuant to the terms of the 2015 EIP, on June 1, 2017, the Board of Directors granted 3,350 shares of restricted stock and 7,500 stock options to a director. The 3,350 shares of restricted stock granted and 7,500 shares vest evenly over a five year period. On June 1, 2017, 3,339 shares of restricted stock were surrendered for payment of tax obligations related to the vesting process. At September 30, 2017, there were 15,603 restricted stock awards and 47,758 stock options available for future grants.

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

The weighted average assumptions and fair value used for options granted are as follows:

	Stock Option
	Assumptions
	Grant 6/1/2016	Grant 6/1/2017
Expected life	6.40 years	6.40 years
Expected dividend yield	0%	0%
Expected volatility	20.24%	23.93%
Expected forfeiture rate	0%	0%
Risk free rate	1.67%	2.02%
Fair value per option	$3.17	$5.04

A summary of activity for the 2015 Equity Incentive Plan as of and for the nine months ended September 30, 2017 and September 30, 2016 is as follows:

	Stock Options	Stock Options
	2017	2016
	Number of	Number of
	Options	Options

Outstanding at beginning of period	169,500	-
Granted	7,500	169,500
Exercised	(1,500)	-
Outstanding at end of period	175,500	169,500

Exercisable at end of period	32,400	-

Weighted average fair value of 168,000 options granted 6/1/2016	$3.17
Weighted average contractual life remaining	8.7 years
Weighted average exercise price	$12.85
Aggregate intrinsic value	$1,067,000

Weighted average fair value of 7,500 options granted 6/1/2017	$5.04
Weighted average contractual life remaining	9.7 years
Weighted average exercise price	$17.45
Aggregate intrinsic value	$13,000

	Restricted Stock
	2017
		Weighted average
	Number of	grant date
	Shares	fair value

Unvested outstanding at beginning of period	70,950	$12.85
Shares surrendered	(3,339)	$12.85
Shares vested	(10,851)	$12.85
Granted	3,350	$17.45
Unvested oustanding at end of period	60,110	$13.11

As of September 30, 2017, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2016 amounted to $394,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2016 amounted to $669,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.7 years.

As of September 30, 2017, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2017 amounted to $35,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2017 amounted to $55,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.7 years.

For the three months ended September 30, 2017, the Company recognized stock option related compensation expense of $29,000, and the recognized tax benefit related to this expense was $3,000. For the nine months ended September 30, 2017, the Company recognized stock option related compensation expense of $84,000, and the recognized tax benefit related to this expense was $10,000.

For the three months ended September 30, 2017, the Company recognized restricted stock related compensation expense of $49,000, and the recognized tax benefit related to this expense was $20,000. For the nine months ended September 30, 2017, the Company recognized restricted stock related compensation expense of $141,000, and the recognized tax benefit related to this expense was $55,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the nine months ended September 30, 2017, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Annual Report Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 22, 2017.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased $9.7 million, or 3.9%, to $262.7 million at September 30, 2017 from $252.9 million at December 31, 2016. The increase was primarily due to increases in net loans and cash and cash equivalents.

Total cash and cash equivalents increased $1.4 million, or 12.4%, to $12.6 million at September 30, 2017 from $11.2 million at December 31, 2016. The increase in cash and cash equivalents resulted from an increase in Federal Home Loan Bank advances and deposits.

Net loans increased $9.0 million, or 4.3%, to $219.5 million at September 30, 2017 from $210.5 million at December 31, 2016. The Company originated $26.9 million of new loans, purchased $7.5 million of loans and participated in a $4.0 million multifamily loan during the nine months ended September 30, 2017. Of the $26.9 million of new loans originated during the nine months ended September 30, 2017, $6.8 million of funds were not advanced. Loan payoffs and loans sold totaled $22.4 million during the nine months ended September 30, 2017.

Investment securities classified as available-for-sale decreased $570,000, or 3.3%, to $16.5 million at September 30, 2017 from $17.0 million at December 31, 2016. Investment securities classified as held-to-maturity decreased $13,000, or 12.5%, to $91,000 at September 30, 2017, from $104,000 at December 31, 2016 due to payments in the ordinary course of business.

Bank-owned life insurance at September 30, 2017 increased $26,000, or 1.1%, compared to December 31, 2016 due to normal increases in cash surrender value.

Deposits increased $3.6 million, or 2.0%, to $185.7 million at September 30, 2017 from $182.1 million at December 31, 2016, primarily due to a $5.8 million increase in certificates of deposit, a $396,000 increase in money market accounts, partially offset by a $1.9 million decrease in NOW accounts and a $692,000 decrease in savings accounts. Core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively decreased $2.2 million, or 2.4%, to $90.8 million at September 30, 2017 from $93.1 million at December 31, 2016.

FHLB advances increased $5.0 million, or 13.3%, to $42.3 million at September 30, 2017 from $37.3 million at December 31, 2016. FHLB advances as of September 30, 2017 consisted of long term bullet and amortizing borrowings. The increase in FHLB advances were used primarily to fund loan growth during the nine month period ended September 30, 2017.

Stockholders’ equity increased $1.3 million, or 3.9%, to $33.9 million at September 30, 2017 from $32.6 million at December 31, 2016. The increase was driven by $970,000 of net income and $300,000 of stock-based compensation for the nine months ended September 30, 2017.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30, 2017			At December 31, 2016
	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
(In Thousands)
Real estate loans:
One- to four-family residential (1)	$-	$114	$-	$118	$-	$-
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Total real estate	-	114	-	118	-	-
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total loans	$-	$114	$-	$118	$-	$-

(1)	There were no delinquent non-owner occupied residential real estate loans at September 30, 2017 or December 31, 2016.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2017 and December 31, 2016.

	At September 30,	At December 31,
	2017	2016
	(In Thousands)
Classified assets:
Substandard:
Loans	$2,950	$573
Securities	91	104
Other real estate owned	-	-
Total substandard	3,041	677
Doubtful	-	-
Loss	-	-
Other real estate owned	-	-
Total classified assets	$3,041	$677
Special mention	$4,790	$2,666

The increase in classified assets at September 30, 2017 from December 31, 2016 was due to the downgrade of two loans totaling $2.4 million from “special mention” to “substandard”. The increase in special mention assets at September 30, 2017 from December 31, 2016 was due to the downgrade of four loans totaling $4.8 million.

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

	At September 30,	At December 31,
	2017	2016
	(Dollars In Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$-	$-
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	-	-
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	-	-

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	-	-

Other non-performing assets	-	-
Total non-performing assets	-	-

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential (2) (3)	2,897	3,406
Commercial	630	650
Multi-family	-	-
Home equity loans and lines of credit	6	6
Total real estate	3,533	4,062
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	3,533	4,062

Total non-performing loans and troubled debt restructurings	$3,533	$4,062

Non-performing loans to total loans	0.00%	0.00%
Non-performing assets to total assets	0.00%	0.00%
Non-performing assets and troubled debt restructurings to total assets	1.34%	1.61%

(1)	There were no non-performing non-owner occupied residential real estate loans at September 30, 2017 or December 31, 2016.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at September 30, 2017 or December 31, 2016.
(3)	There was one new troubled debt restructuring at September 30, 2017. The owner occupied loan had a balance of $152,000 at September 30, 2017.

We had no foreclosed real estate at September 30, 2017.

Other Loans of Concern. There were no other loans at September 30, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General. Net income for the three months ended September 30, 2017 was $374,000, compared to net income of $276,000 for the three months ended September 30, 2016. The increase of $98,000, or 35.5%, in net income was due to an increase in net interest income and a decrease in provision for loan losses, partially offset by a decrease in noninterest income and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended September 30, 2017 increased $262,000, or 11.9%, to $2.5 million compared to $2.2 million for the three months ended September 30, 2016. The increase in interest and dividend income was the result of higher average loan balances and yields in the three months ended September 30, 2017. The average balance of loans during the three months ended September 30, 2017 increased $9.8 million to $214.2 million from $204.3 million for the three months ended September 30, 2016, while the average yield on loans increased 20 basis points to 4.35% for the three months ended September 30, 2017 from 4.15% for the three months ended September 30, 2016. The average balance of interest-earning deposits increased $3.9 million to $13.4 million for the three months ended September 30, 2017 from $9.4 million for the three months ended September 30, 2016, and the yield on interest-earning deposits increased 83 basis points to 1.34% for the three months ended September 30, 2017 from 0.51% for the three months ended September 30, 2016. The increase was consistent with rising short-term interest rates.

Interest Expense. Total interest expense increased $77,000, or 18.1%, to $503,000 for the three months ended September 30, 2017 from $426,000 for the three months ended September 30, 2016. Interest expense on interest-bearing deposit accounts increased $31,000, or 8.7%, to $388,000 for the three months ended September 30, 2017 from $357,000 for the three months ended September 30, 2016. The increase was primarily due to higher average deposit balances and higher interest rates.

Interest expense on FHLB advances increased $46,000, or 66.7%, to $115,000 for the three months ended September 30, 2017 from $69,000 for the three months ended September 30, 2016. The average balance of advances increased $6.9 million, or 23.7%, to $36.1 million for the three months ended September 30, 2017 from $29.2 million for the three months ended September 30, 2016. The cost of funds on FHLB advances increased 35 basis points to 1.27% for the three months ended September 30, 2017 from 0.92% for the three months ended September 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $185,000, or 10.5%, to $2.0 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016. On a tax-equivalent basis, net interest and dividend income increased $186,000, or 10.5%, to $2.0 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016. The tax-equivalent basis increase resulted from a $263,000 increase in interest income, partially offset by a $77,000 increase in interest expense. Our average interest-earning assets increased $15.0 million to $247.2 million for the three months ended September 30, 2017 from $232.3 million for the three months ended September 30, 2016. Our net interest rate spread increased eight basis points to 2.99% for the three months ended September 30, 2017 from 2.91% for the three months ended September 30, 2016, and our net interest margin increased 12 basis points to 3.17% for the three months ended September 30, 2017 from 3.05% for the three months ended September 30, 2016. The increase in our interest rate spread and net interest margin reflected an increase in average loans and increased interest and fees on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2017 of $45,000, compared to a provision of $62,000 for the three months ended September 30, 2016. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the three months ended September 30, 2017. There was a charge-off of $7,000 related to a consumer loan for the three months ended September 30, 2016. The allowance for loan losses was $1.2 million, or 0.54% of total loans at September 30, 2017, compared to $1.0 million or 0.49% of total loans at September 30, 2016.

Noninterest Income. Noninterest income decreased $27,000, or 17.4%, to $128,000 for the three months ended September 30, 2017 from $155,000 for the three months ended September 30, 2016. The decrease was driven by lower levels of gains on sales/calls of securities and rental income during the three months ended September 30, 2017. The Company had no gains on sales/calls of securities for the three months ended September 30, 2017 compared to $25,000 for the three months ended September 30, 2016. Rental income was $52,000 for the three months ended September 30, 2017 compared to $62,000 for the three months ended September 30, 2016.

Noninterest Expense. Noninterest expense was flat at $1.4 million for the three months ended September 30, 2017 and 2016, respectively. Salaries and benefits increased $27,000 due to staff merit increases, occupancy expense increased $10,000, equipment expense decreased $9,000, professional fees decreased $19,000 and all other noninterest expenses decreased $5,000, spread across various categories.

Income Taxes. Income before income taxes of $631,000 resulted in income tax expense of $257,000 for the three months ended September 30, 2017, compared to income before income taxes of $460,000 resulting in an income tax expense of $184,000 for the three months ended September 30, 2016. The effective income tax rate was 40.7% for the three months ended September 30, 2017 compared to 40.0% for the three months ended September 30, 2016.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-exempt interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$214,164	$2,327	4.35%	$204,324	$2,119	4.15%
Interest-earning deposits	13,372	45	1.34%	9,430	12	0.51%
Investment securities (2)	17,016	64	1.52%	16,307	58	1.41%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	2,670	25	3.71%	2,200	9	1.62%
Total interest-earning assets	247,222	2,461	3.98%	232,261	2,198	3.79%
Noninterest-earning assets	10,829			10,919
Total assets	$258,051			$243,180

Interest-bearing liabilities:
Savings accounts	$20,244	8	0.15%	$20,969	8	0.15%
NOW accounts	19,101	2	0.05%	19,722	2	0.05%
Money market accounts	32,290	32	0.40%	28,755	27	0.37%
Certificates of deposit	96,023	346	1.44%	93,910	320	1.36%
Total interest-bearing deposits	167,658	388	0.93%	163,356	357	0.87%
Federal Home Loan Bank advances	36,119	115	1.27%	29,198	69	0.92%
Total interest-bearing liabilities	203,777	503	0.99%	192,554	426	0.88%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,809			17,611
Other noninterest-bearing liabilities	634			648
Total noninterest-bearing liabilities	20,443			18,259
Total liabilities	224,220			210,813
Total stockholders' equity	33,831			32,367
Total liabilities and total stockholders' equity	$258,051			$243,180
Net interest income		$1,958			$1,772
Net interest rate spread (3)			2.99%			2.91%
Net interest-earning assets (4)	$43,445			$39,707
Net interest margin (5)			3.17%			3.05%
Average interest-earning assets to interest-bearing liabilities	121.32%			120.62%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $5,000 and $4,000 was applied to tax-exempt income for the three months ended September 30, 2017 and September 30, 2016, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016

General. Net income for the nine months ended September 30, 2017 was $970,000, compared to net income of $617,000 for the nine months ended September 30, 2016. The increase of $353,000, or 57.2%, in net income, was due to an increase in net interest income, partially offset by an increase in provision for loan losses, a decrease in noninterest income and an increase in noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the nine months ended September 30, 2017 increased $1.1 million, or 18.9%, to $7.1 million compared to $6.0 million for the nine months ended September 30, 2016. The increase in interest and dividend income was the result of higher average loan balances and yields in the nine months ended September 30, 2017. The average balance of loans during the nine months ended September 30, 2017 increased $26.0 million to $211.8 million from $185.8 million for the nine months ended September 30, 2016, while the average yield on loans increased 14 basis points to 4.25% for the nine months ended September 30, 2017 from 4.11% for the nine months ended September 30, 2016. The average balance of interest-bearing deposits increased $3.4 million to $15.0 million for the nine months ended September 30, 2017 from $11.7 million for the nine months ended September 30, 2016, and the yield on interest-earning deposits increased 52 basis points to 1.05% for the nine months ended September 30, 2017 from 0.53% for the nine months ended September 30, 2016.

Interest Expense. Total interest expense increased $282,000, or 24.5%, to $1.4 million for the nine months ended September 30, 2017 from $1.2 million for the nine months ended September 30, 2016. Interest expense on interest-bearing deposit accounts increased $90,000, or 8.7%, to $1.1 million for the nine months ended September 30, 2017 from $1.0 million for the nine months ended September 30, 2016. The increase was primarily due to higher average deposit balances and higher interest rates.

Interest expense on FHLB advances increased $192,000, or 161.3%, to $311,000 for the nine months ended September 30, 2017 from $119,000 for the nine months ended September 30, 2016. The average balance of advances increased $21.2 million, or 131.5%, to $37.4 million for the nine months ended September 30, 2017 from $16.2 million for the nine months ended September 30, 2016. The cost of funds on FHLB advances increased fourteen basis points to 1.11% for the nine months ended September 30, 2017 from 0.97% for the nine months ended September 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $852,000, or 17.6%, to $5.7 million for the nine months ended September 30, 2017 from $4.8 million for the nine months ended September 30, 2016. On a tax-equivalent basis, net interest and dividend income increased $850,000, or 17.5%, to $5.7 million for the nine months ended September 30, 2017 from $4.9 million for the nine months ended September 30, 2016. The tax-equivalent basis increase resulted from a $1.1 million increase in interest income, partially offset by a $282,000 increase in interest expense. Our average interest-earning assets increased $30.8 million to $246.7 million for the nine months ended September 30, 2017 from $215.9 million for the nine months ended September 30, 2016. Our net interest rate spread increased eight basis points to 2.92% for the nine months ended September 30, 2017 from 2.84% for the nine months ended September 30, 2016, and our net interest margin increased eight basis points to 3.08% for the nine months ended September 30, 2017 from 3.00% for the nine months ended September 30, 2016. The increase in our interest rate spread and net interest margin reflected higher interest rates and average balances of loans.

Provision for Loan Losses. We recorded a provision for loan losses for the nine months ended September 30, 2017 of $135,000, compared to a provision of $134,000 for the nine months ended September 30, 2016. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. No charge-offs were recognized for the nine months ended September 30, 2017. There was a charge-off of $7,000 related to a consumer loan, for the nine months ended September 30, 2016. The allowance for loan losses was $1.2 million, or 0.54% of total loans at September 30, 2017, compared to $1.0 million, or 0.49% of total loans at September 30, 2016.

Noninterest Income. Noninterest income decreased $88,000, or 19.6%, to $360,000 for the nine months ended September 30, 2017 from $448,000 for the nine months ended September 30, 2016. The decrease was spread across various categories. Rental income was $165,000 for the nine months ended September 30, 2017 compared to $196,000 for the nine months ended September 30, 2016. Gains on sales of loans was $20,000 for the nine months ended September 30, 2017 compared to $43,000 for the nine months ended September 30, 2016.

Noninterest Expense. Noninterest expense increased $179,000, or 4.3%, to $4.3 million for the nine months ended September 30, 2017 compared to $4.1 million for the nine months ended September 30, 2016. The increase was primarily driven by an increase of $224,000 in salaries and benefits expense, due to staff merit increases. Federal Deposit Insurance Corporation expense increased $17,000, equipment expense decreased $18,000, and all other expenses increased $15,000, spread across various categories.

Income Taxes. Income before income taxes of $1.6 million resulted in income tax expense of $620,000 for the nine months ended September 30, 2017, compared to income before income taxes of $1.0 million resulting in an income tax expense of $389,000 for the nine months ended September 30, 2016. The effective income tax rate was 39.0% for the nine months ended September 30, 2017 compared to 38.7% for the nine months ended September 30, 2016.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have been made because we had tax-exempt interest-earning assets during the periods. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$211,796	$6,752	4.25%	$185,764	$5,730	4.11%
Interest-earning deposits	15,046	118	1.05%	11,656	46	0.53%
Investment securities (2)	17,150	197	1.53%	16,862	204	1.62%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	2,705	71	3.50%	1,634	26	2.13%
Total interest-earning assets	246,697	7,138	3.86%	215,916	6,006	3.71%
Noninterest-earning assets	10,997			11,003
Total assets	$257,694			$226,919

Interest-bearing liabilities:
Savings accounts	$20,387	23	0.15%	$20,741	23	0.15%
NOW accounts	18,964	7	0.05%	21,030	8	0.05%
Money market accounts	32,268	95	0.39%	28,582	80	0.37%
Certificates of deposit	95,204	998	1.40%	91,061	922	1.35%
Total interest-bearing deposits	166,823	1,123	0.90%	161,414	1,033	0.85%
Federal Home Loan Bank advances	37,395	311	1.11%	16,153	119	0.97%
Total interest-bearing liabilities	204,218	1,434	0.94%	177,567	1,152	0.87%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,350			16,675
Other noninterest-bearing liabilities	732			607
Total noninterest-bearing liabilities	20,082			17,282
Total liabilities	224,300			194,849
Total stockholders' equity	33,394			32,070
Total liabilities and total stockholders' equity	$257,694			$226,919
Net interest income		$5,704			$4,854
Net interest rate spread (3)			2.92%			2.84%
Net interest-earning assets (4)	$42,479			$38,349
Net interest margin (5)			3.08%			3.00%
Average interest-earning assets to interest-bearing liabilities	120.80%			121.60%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $16,000 and $18,000 was applied to tax-exempt income for the nine months ended September 30, 2017 and September 30, 2016, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million and $952,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively. Net cash used in investing activities was $8.6 million and $39.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. For nine months ended September 30, 2017, net cash used by investing activities consisted primarily of a $7.5 million loan purchase and a $4.0 million loan participation, partially offset by $2.4 million of net principal collections on loans. Net cash provided by financing activities was $8.5 million and $39.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Activity was primarily in the deposit accounts and FHLB advances for the nine months ended September 30, 2017 and 2016.

At September 30, 2017, we exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $24.6 million or 14.3% of risk-weighted assets, which is above the required level of $11.2 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $24.6 million, or 14.3% of risk-weighted assets, which is above the required level of $13.8 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $24.6 million, or 9.5% of average assets, which is above the required level of $12.9 million, or 5.0% of average assets; and total risk-based capital of $25.8 million, or 15.0% of risk-weighted assets, which is above the required level of $17.2 million, or 10.0% of risk-weighted assets. At December 31, 2016, we exceeded all of our regulatory capital requirements with a CET1 capital level of $23.4 million, or 13.9% of risk-weighted assets, which was the above the required level of $10.9 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $ 23.4 million, or 13.9% of risk-weighted assets which is above the required level of $13.4 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $23.4 million, or 9.4% of average assets, which is above the required level of $12.5 million, or 5.0% of average assets; and a total risk-based capital of $24.4 million, or 14.6% of risk-weighted assets, which is above the required level of $16.8 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at September 30, 2017 and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2017, we had outstanding commitments to originate loans of $5.7 million and unadvanced funds on loans of $14.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $63.0 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: November 9, 2017	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: November 9, 2017	/s/ Christopher G. McCourt
Christopher G. McCourt
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*
3.2	Bylaws of Pilgrim Bancshares, Inc.*
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*           Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

