Form 10-K
period 2017-12-31
Pilgrim Bancshares, Inc.
filed 2018-03-21
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2017, the Registrant’s most recently completed second fiscal quarter was $34.1 million.

As of March 20, 2018, there were issued and outstanding 2,264,950 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

PILGRIM BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

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

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Real estate loans:
One- to four-family residential (1)	$143,413	64.94%	$133,997	63.45%	$104,861	61.27%	$96,440	66.78%	$92,383	69.16%
Commercial (2)	24,360	11.03	23,368	11.07	21,848	12.76	17,401	12.05	19,380	14.51
Multi-family	21,402	9.69	19,503	9.24	16,559	9.67	10,171	7.04	9,882	7.40
Home equity loans and lines of credit	2,553	1.16	2,294	1.09	2,093	1.22	2,854	1.98	3,976	2.98
Construction (3)	25,279	11.45	27,185	12.87	18,755	10.96	12,072	8.36	3,513	2.63
Commercial and industrial loans (4)	2,802	1.27	2,885	1.37	3,964	2.32	3,012	2.08	2,506	1.87
Consumer loans	1,006	0.46	1,932	0.91	3,080	1.80	2,467	1.71	1,938	1.45
Total loans	220,815	100.00%	211,164	100.00%	171,160	100.00%	144,417	100.00%	133,578	100.00%

Less:
Net deferred loan origination fees, costs, premiums and discounts	389		371		153		100		87
Allowance for loan losses	(1,229)		(1,049)		(886)		(743)		(742)
Total loans, net	$219,975		$210,486		$170,427		$143,774		$132,923

(1)	Includes non-owner occupied residential loans of $40.3 million, $26.5 million, $22.1 million, $18.3 million and $17.6 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(2)	Does not include unfunded commitments of $4.6 million, $3.2 million, $1.1 million, $1.2 million, and $1.6 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(3)	Does not include unfunded commitments of $10.2 million, $12.6 million, $13.0 million, $8.0 million, and $1.6 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(4)	Does not include unfunded commitments of $477,000, $664,000, $447,000, $347,000, and $281,000 at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential(1)		Commercial Real Estate(2)		Multi-Family		Home Equity Loans and Lines of Credit
December 31, 2017	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Amount due in:
One year or less	$5,578	5.79%	$2,758	5.67%	$1,438	6.15%	$-	-%
More than one to two years	1,382	5.04	84	5.41	-	-	-	-
More than two to three years	3,298	5.08	581	4.50	4,293	4.56	-	-
More than three to five years	6,817	5.31	4,105	4.52	-	-	-	-
More than five to ten years	12,580	4.68	8,997	4.57	7,434	4.32	584	6.07
More than ten to fifteen years	13,426	3.28	1,463	5.11	384	4.66	501	4.32
More than fifteen years	100,332	3.72	6,372	4.49	7,853	4.12	1,468	4.25
Total	$143,413	3.96%	$24,360	4.65%	$21,402	4.42%	$2,553	4.68%

	Construction(3)		Commercial and Industrial(4)		Consumer		Total
December 31, 2017	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Amount due in:
One year or less	$20,044	5.70%	$1,396	5.08%	$47	4.58%	$31,261	4.94%
More than one to two years	25	4.38	16	5.50	207	3.03	1,714	4.61
More than two to three years	-	-	170	5.11	519	3.26	8,861	4.48
More than three to five years	2,554	4.64	21	5.97	146	5.04	13,643	4.48
More than five to ten years	-	-	723	4.82	-	-	30,318	4.50
More than ten to fifteen years	1,283	5.00	476	4.33	-	-	17,533	3.60
More than fifteen years	1,373	4.75	-	-	87	6.94	117,485	3.77
Total	$25,279	5.50%	$2,802	4.90%	$1,006	6.94%	$220,815	4.10%

(1)	Total includes $40.3 million of non-owner occupied residential real estate loans.
(2)	Total does not include $4.6 million of unfunded commitments.
(3)	Total does not include $10.2 million of unfunded commitments.
(4)	Total does not include $477,000 of unfunded commitments.

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

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential (1)	$84,032	$53,803	$137,835
Commercial	7,342	14,260	21,602
Multi-family	13,322	6,642	19,964
Home equity loans and lines of credit	-	2,553	2,553
Construction	3,642	1,593	5,235
Total real estate	108,338	78,851	187,189
Commercial and industrial loans	664	742	1,406
Consumer loans	918	41	959
Total loans	$109,920	$79,634	$189,554

(1)	Includes $25.6 million of fixed-rate and $14.7 million of adjustable-rate non-owner occupied residential real estate loans.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2017, we had $143.4 million of loans secured by one- to four-family real estate, representing 64.9% of our total loan portfolio, which includes $40.3 million of loans secured by non-owner occupied residential real estate, representing 18.3% of our total loan portfolio. We primarily originate adjustable-rate residential mortgage loans, but we also offer fixed-rate residential mortgage loans and home equity loans. At December 31, 2017, $86.0 million, or 60.0% of our one- to four-family residential real estate loans, were fixed-rate loans, and $57.4 million, or 40.0% of such loans were adjustable-rate loans.

Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to FHLB Mortgage Partnership Financing Program and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of December 31, 2017, was generally greater than $424,000 for single-family homes in our market area. We also originate owner-occupied residential mortgage loans above the lending limit for conforming loans to borrowers, which are referred to as “jumbo loans,” generally to borrowers in our market area. Our jumbo loans are generally adjustable-rate loans, although we have in the past, subject to market and competitive conditions, originated long-term fixed-rate jumbo loans. At December 31, 2017, we had jumbo loans of $70.0 million, or 48.8% of our owner occupied one- to four-family residential loans and 31.7% of our total loans, of which $22.1 million were originated by Pilgrim Bank and $47.9 million were purchased loans. The original balances on these loans were $75.8 million, of which $24.8 million were originated by Pilgrim Bank and $51.0 million were purchased loans.

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

Recent changes to residential mortgage lending regulations promulgated by the Consumer Financial Protection Bureau may have an impact on future mortgage business. We intend to underwrite Qualified Mortgages (“QM Loans”) as defined by the regulations. In addition, our Board of Directors has authorized the origination of mortgage loans that qualify for the small creditor exemption. Based on our market area, many of our future residential mortgages will be covered by this exemption. We have no plans to issue non-QM loans at this time.

We also offer home equity loans (second mortgages) and lines of credit in both a first and second position. At December 31, 2017, we had $2.6 million, or 1.1% of our loan portfolio, in home equity lines of credit. Additionally, at December 31, 2017 the unadvanced amounts of home equity lines of credit totaled $2.9 million. Our home equity lines of credit are secured by residential property, and generally have terms of fifteen years with a 10- year draw period and 5-year or 10-year repayment periods. We generally do not originate home equity loans, or home equity lines of credit unless the loan-to-value ratio, combined with the first mortgage, is less than 75%, Our home equity lines of credit are all adjustable-rate, bearing interest rates based upon the Wall Street Journal Prime Rate.

We may sell a certain amount of the loans we originate into the secondary market. During the years ended December 31, 2017 and December 31, 2016, we sold $1.3 million and $2.2 million of residential mortgage loans, respectively. At December 31, 2017, we were servicing a portfolio of $16.8 million of residential mortgage loans that we had originated and sold. See “—Originations, Purchases and Sales of Loans.”

Commercial Real Estate, Multi-Family and Non-Owner Occupied Residential Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans, with a target loan size of $1.0 million to $1.3 million. At December 31, 2017, we had $24.4 million in commercial real estate loans, representing 11.0% of our total loan portfolio, $21.4 million in multi-family loans, representing 9.7% of our total loan portfolio and $40.3 million in non-owner occupied residential loans, representing 18.2% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate, multi-family and non-owner occupied residential lending in our market area.

Our commercial real estate and multi-family loans typically have terms of 25 years. Recently, as we have endeavored to customize these loans to meet the needs of our customers, they generally have initial terms of up to five years and amortization terms of 20 to 25 years with a balloon payment at the end of the initial term. The maximum loan-to-value ratio of our commercial real estate loans and multi-family loans is generally 70% of the lower of cost or appraised value of the property securing the loan, subject to increase up to 75% upon the approval of the Executive Committee. Our commercial real estate loans are typically secured by retail, industrial, warehouse, service, medical or other commercial properties, and our multi-family loans are typically secured by five and six unit residential properties or apartment buildings.

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

We may hire additional experienced lenders in the future to increase our pipeline of commercial real estate, multi-family and investment property loans. During 2017, we also offered loans with guarantees through the Small Business Administration (“SBA”) 504 Program. We intend to increase this activity in the future. The Section 504 Program effectively splits one loan into two, with Pilgrim Bank taking the first and the SBA taking the second. The reduction in loan to value provided under the Section 504 Program reduces our credit risk. In addition to utilizing the SBA 504 Program, we are approved as an SBA lender. We plan to participate in the SBA Express and SBA 7a Program for small business lending. We expect to utilize this relationship to support our efforts to diversify our lending into commercial and industrial lending as well as commercial real estate lending.

Construction and Land Lending. At December 31, 2017, we had an outstanding balance of $25.3 million, or 11.5% of our total loan portfolio, in construction and land loans, and $10.2 million in unfunded commitments. Of these, $11.2 million in outstanding loans and $5.8 million in unfunded commitments were for acquisition development and construction loans, $1.8 million in outstanding loans and $700,000 in unfunded commitments were for non-owner occupied multi-family construction loans, $6.6 million in outstanding loans and $2.6 million in unfunded commitments were for one-to-four family speculative construction loans, $1.7 million in outstanding loans and $100,000 in unfunded commitments were for commercial real estate investment construction loans, $1.1 million in outstanding loans and $1.0 million in unfunded commitments were in for one-to-four family owner occupied construction loans, and $2.9 million in outstanding loans with no unfunded commitments were loans on vacant land.

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

Commercial and Industrial Lending. At December 31, 2017, we had $2.8 million of commercial and industrial loans outstanding, representing 1.3% of our total loan portfolio, and $477,000 of unfunded commitments. Our commercial and industrial loans are generally annual revolving loans, but we may also offer term loans with terms of five to ten years depending on the needs of the borrower. We make commercial and industrial loans to businesses operating in our market area for purchasing equipment, property improvements, business expansion or working capital. Our commercial and industrial term loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial and industrial loan is secured by equipment, we fix the maturity of a term loan at up to seven years, depending on the useful life of equipment purchased, the source of repayment for the loan and the purpose of the loan. Our revolving lines of credit are generally used to finance short-term working capital needs such as accounts payable and inventory. We generally obtain personal guarantees with commercial and industrial loans. As of December 31, 2017 we had $656,000 of USDA-guaranteed agricultural loans.

We believe that commercial and industrial loans will provide growth opportunities for us, and we expect to increase, subject to our conservative underwriting standards and market conditions, this business line in the future.

Consumer Lending. At December 31, 2017, we had $1.0 million, or 0.5% of our loan portfolio, in consumer loans. Of these, $800,000 were automobile loans that we purchased from a local credit union. We offer consumer loans on a very limited basis, and generally as a convenience to customers with whom we have banking relationships.

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

We may sell a certain amount of the loans we originate into the secondary market based upon our analysis of our interest rate risk and market conditions, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. In recent years we have sold only fixed-rate long-term residential mortgages, and have sold these loans exclusively to the Federal Home Loan Bank in conjunction with its Mortgage Partnership Finance (MPF) Program. For the years ended December 31, 2017 and December 31, 2016, we sold $1.4 million and $2.2 million, respectively, of mortgage loans, all on a servicing-retained basis. At December 31, 2017, we serviced $16.8 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

In addition, the purchase of loans or participations in which we are not the lead lender, is a key element of our strategy of maintaining a high loan-to-asset level on our balance sheets. When we purchase loans or participations, we follow the loan underwriting and approval policies that apply to the origination of the type of loan being purchased. During the year ended December 31, 2017, we purchased a total of $7.5 million of residential loans, on a servicing-retained basis, and $7.8 million of commercial real estate loans. At December 31, 2017, we had $7.8 million of participations purchased, all of which were secured by real estate or USDA guarantees. We may also sell participation interests in loans that we originate and retain the servicing and lead position on the credit. This generally occurs when a loan or relationship either exceeds our lending limits or we determine that it would be prudent to reduce our credit risk exposure with respect to the particular relationship. At December 31, 2017, we had $5.9 million of participations sold.

The following table sets forth our loan originations, purchases and principal repayment activities during the periods indicated. We originated for sale and sold $1.4 million and $2.2 million, respectively, of loans during the years ended December 31, 2017 and December 31, 2016.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Total loans at beginning of period	$211,164	$171,160	$144,417	$133,578	$113,616

Loans originated:
Real estate loans:
One- to four-family residential (1)	18,830	22,878	23,607	16,977	21,241
Commercial	871	7,389	8,060	3,274	4,978
Multi-family	-	7,330	9,306	1,150	4,500
Home equity loans and lines of credit	2,165	5,045	1,773	1,710	703
Construction	18,509	22,467	25,628	18,285	8,079
Total real estate	40,375	65,109	68,374	41,396	39,501
Commercial and industrial loans	127	1,284	3,634	983	861
Consumer loans	96	149	108	46	54
Total loans	40,598	66,542	72,116	42,425	40,416

Loans purchased:
Real estate loans:
One- to four-family residential (2)	7,514	31,247	6,066	9,435	11,037
Commercial	2,443	4,800	-	-	-
Multi-family	4,000	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	1,322	-	-	-	-
Total real estate	15,279	36,047	6,066	9,435	11,037
Commercial and industrial loans	-	-	732	-	-
Consumer loans	-	-	1,760	1,410	-
Total loans	15,279	36,047	8,558	10,845	11,037

Other:
Principal repayments /loans sold	(36,045)	(51,326)	(40,782)	(33,974)	(28,225)
Unadvanced funds on originations	(10,181)	(11,259)	(13,149)	(8,457)	(2,481)
Transfers to other real estate owned	-	-	-	-	(785)

Net loan activity	9,651	40,004	26,743	10,839	19,962
Total loans at end of period	$220,815	$211,164	$171,160	$144,417	$133,578

(1) Includes $40.3 million, $26.5 million, $5.3 million, $4.9 million, and $5.0 million of non-owner occupied residential real estate loans at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

Troubled Debt Restructurings. During the financial crisis, we were aggressive in our efforts to identify borrower weaknesses and to structure modifications to qualified borrowers in order to help them during periods of financial difficulty. These modifications were either temporary or permanent. Borrowers were granted modifications after a detailed analysis of their current financial situation and future expectations. We modified loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We generally do not forgive principal on loans or extend the maturity on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates) or to provide for temporary interest-only terms, or to forgive or defer the payment of interest. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. Since 2009, the Bank has modified approximately 22 loans, primarily owner-occupied residential loans, some of which did not meet the definition of a troubled debt restructuring. During 2017, we modified four loans. At December 31, 2017, we had seven loans totaling $3.6 million that were designated as troubled debt restructurings. Once the borrower has demonstrated sustained performance with the modified terms, the loan may be upgraded from its classified and / or non performing status. Any loan categorized as a troubled debt restructuring will continue to retain that designation through the life of the loan, even if the loan is performing under its original contractual terms.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59	60-89	90 Days or
	Days	Days	More
	Past Due	Past Due	Past Due
	(In Thousands)
At December 31, 2017
Real estate loans:
One- to four-family residential (1)	$-	$-	$112
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	-	-
Construction	-	-	-
Total real estate	-	-	112
Commercial and industrial loans	-	-	-
Consumer loans	12	-	-
Total loans	$12	$-	$112

At December 31, 2016
Real estate loans:
One- to four-family residential (1) (2)	$118	$-	$-
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	-	-
Construction	-	-	-
Total real estate	118	-	-
Commercial and industrial loans	-	-	-
Consumer loans	-	-	-
Total loans	$118	$-	$-

At December 31, 2015
Real estate loans:
One- to four-family residential (1) (2)	$1,088	$18	$1,393
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	59	-
Construction	-	-	-
Total real estate	1,088	77	1,393
Commercial and industrial loans	-	-	-
Consumer loans	16	-	-
Total loans	$1,104	$77	$1,393

At December 31, 2014
Real estate loans:
One- to four-family residential (1) (2)	$728	$-	$1,393
Commercial	-	-	-
Multi-family	938	-	-
Home equity loans and lines of credit	-	53	-
Construction	-	-	-
Total real estate	1,666	53	1,393
Commercial and industrial loans	-	-	-
Consumer loans	9	-	-
Total loans	$1,675	$53	$1,393

At December 31, 2013
Real estate loans:
One- to four-family residential (1) (2)	$-	$240	$2,075
Commercial	-	-	-
Multi-family	-	-	-
Home equity loans and lines of credit	-	-	-
Construction	-	-	-
Total real estate	-	240	2,075
Commercial and industrial loans	-	-	-
Consumer loans	-	-	-
Total loans	$-	$240	$2,075

(1) There were no delinquent non-owner occupied residential real estate loans at December 31, 2017, 2016, 2015, 2014, or 2013.

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential (1)	$112	$-	$1,410	$1,419	$2,344
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	8
Construction	-	-	-	-	-
Total real estate	112	-	1,410	1,419	2,352
Commercial and industrial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total non-accrual loans	112	-	1,410	1,419	2,352

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Total real estate	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Consumer loans			-		-
Total accruing loans past due 90 days or more	-	-	-	-	-
Total of nonaccrual loans and accruing
90 days or more past due	112	-	1,410	1,419	2,352

Other real estate owned:
One- to four-family residential	-	-	-	-	-
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Total other real estate owned	-	-	-	-	-
Other non-performing assets	-	-	-	-	-
Total non-performing assets	112	-	1,410	1,419	2,352

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential (2)	2,882	3,406	4,272	5,180	3,908
Commercial	622	650	679	695	703
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	6	6	59	53	-
Total real estate	3,510	4,062	5,010	5,928	4,611
Commercial and industrial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total troubled debt restructurings	3,510	4,062	5,010	5,928	4,611

Total non-performing loans and troubled debt restructurings	$3,622	$4,062	$6,420	$7,347	$6,963

Non-performing loans to total loans	0.05%	0.00%	0.82%	0.98%	1.76%
Non-performing assets to total assets	0.04%	0.00%	0.67%	0.75%	1.37%
Non-performing assets and troubled debt restructurings	1.36%	1.61%	3.05%	3.91%	4.06%
to total assets

(1)	There were no non-performing non-owner occupied residential real estate loans at December 31, 2017, 2016, 2015, 2014, or 2013.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at December 31, 2017, 2016, 2015, 2014, or 2013.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)

Allowance at beginning of period	$1,049	$886	$743	$742	$788

Charge offs:
Real estate loans:
One-to four-family residential (1)	-	-	-	-	48
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	8	1	-	3
Total charge-offs	-	8	1	-	51

Recoveries:
Real estate loans:
One-to four-family residential	-	-	-	1	-
Commercial	-	-	-	-	-
Multi-family	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Construction	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans	-	1	-	-	5
Total recoveries	-	1	-	1	5

Net (charge-offs) recoveries	-	(7)	(1)	1	(46)
Transfer for off-balance sheet loan commitments	-	-	-	-	-

Provision for loan losses	180	170	144	-	-
Allowance at end of period	$1,229	$1,049	$886	$743	$742

Allowance to non-performing loans at the end of the period	NM	-	62.84%	52.36%	31.55%
Allowance to total loans outstanding at the end of the period	0.56%	0.50%	0.52%	0.51%	0.56%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%	0.00%	0.00%	-0.04%

(1)	There were no charge-offs related to non-owner occupied residential real estate loans during any of the periods presented.

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

	At December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$612	64.94%	$449	63.45%	$373	61.27%	$362	66.78%	$323	69.16%
Commercial	124	11.03	134	11.07	146	12.76	134	12.05	195	14.51
Multi-family	86	9.69	74	9.24	62	9.67	36	7.04	51	7.40
Home equity loans and lines of credit	12	1.16	12	1.09	14	1.22	27	1.98	30	2.98
Construction	348	11.45	340	12.87	216	10.96	121	8.36	49	2.63
Commercial and industrial loans	9	1.27	10	1.37	13	2.32	8	2.08	16	1.87
Consumer loans	8	0.46	16	0.91	30	1.80	21	1.71	21	1.45
Total allocated allowance	1,199	100.00%	1,035	100.00%	854	100.00%	709	100.00%	685	100.00%
Unallocated	30		14		32		34		57
Total allowance for loan losses	$1,229		$1,049		$886		$743		$742

(1) Includes $203,000, or 16.51% of the allowance for loan losses, $105,000, or 9.96% of the allowance for loan losses, $76,000, or 8.58% of the allowance for loan losses, $64,000, or 8.61% of allowance for loan losses, and $62,000, or 8.36% of allowance for loan losses, allocated to non-owner occupied residential loans at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

At December 31, 2017, our allowance for loan losses represented 0.56% of total loans and there was one non-performing loan. At December 31, 2016, our allowance for loan losses represented 0.50% of total loans and there were no non-performing loans. There were no charge-offs or recoveries during the year ended December 31, 2017. There were $8,000 in charge-offs and $1,000 in recoveries during the year ended December 31, 2016.

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

U.S. Government and Agency Obligations. At December 31, 2017, we had U.S. government and agency securities with a carrying value of $8.3 million, which constituted 50% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At December 31, 2017, we had mortgage-backed securities with a carrying value of $5.1 million, which constituted 31% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Pilgrim Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees.

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

Municipal Securities. At December 31, 2017, we had municipal securities with a carrying value of $3.3 million, which constituted 19% of our securities portfolio. All of our current municipal securities are issued by municipalities in Massachusetts and have maturities not in excess of 15 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Investment Certificates of Deposit With Other Institutions. We invest in certificates of deposit with insured financial institutions in order to increase yields on short-term investments and manage the maturity of our investment portfolio. At December 31, 2017 and 2016 we had $1.1 million in certificates of deposit with other institutions.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Boston in connection with our borrowing activities totaling $2.3 million at December 31, 2017 and 2016, respectively. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Other Securities. At December 31, 2017 and 2016, we had $384,000 invested in The Co-operative Central Bank reserve fund. The Co-operative Central Bank reserve fund is an illiquid investment.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2017 and 2016, our balance in bank-owned life insurance totaled $2.3 million and was issued by one insurance company.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our available-for-sale and held-to-maturity securities portfolio (excluding Federal Home Loan Bank stock and the Co-operative Central Bank reserve fund) at the dates indicated. Securities available-for-sale are carried at fair value.

	At December 31,
	2017		2016		2015
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$8,350	$8,280	$8,980	$8,934	$6,339	$6,311
State and political subdivisions	3,258	3,253	2,696	2,646	2,456	2,444
Mortgage-backed securities	5,174	5,074	5,557	5,461	7,908	7,801
Total securities available-for-sale	$16,782	$16,607	$17,233	$17,041	$16,703	$16,556

Securities held-to-maturity:
Mortgage-backed securities	$83	$121	$104	$135	$120	$155
Total securities held-to-maturity	$83	$121	$104	$135	$120	$155

Certificates of deposit with other institutions	$1,106	$1,106	$1,092	$1,098	$1,087	$1,086

At December 31, 2017, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of total stockholders’ equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at December 31, 2017. Securities available-for-sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. government and agency securities	$499	1.06%	$7,357	1.53%	$494	2.07%	$-	-%	$8,350	1.21%	$8,280
State and political subdivisions	505	1.80%	1,124	2.51%	1,050	3.06%	579	3.00%	3,258	2.79%	3,253
Mortgage-backed securities	-	-%	131	3.21%	2,207	2.48%	2,836	2.63%	5,174	2.66%	5,074
Total securities available-for-sale	$1,004	1.43%	$8,612	1.68%	$3,751	2.59%	$3,415	2.70%	$16,782	2.07%	$16,607

Securities held-to-maturity:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$83	4.41%	$83	4.41%	$121
Total securities held-to-maturity	$-	-%	$-	-%	$-	-%	$83	4.41%	$83	4.41%	$121

Certificates of deposit with other institutions	$1,106	1.00%	$-	%	$-	-%	$-	-%	$1,106	1.00%	$1,106

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. In 2015, we began to use brokered deposits and in 2016 we began to use listing service deposits as funding sources for lending and investment activities. We have established internal policy limits on brokered deposits of 10% of total deposits and on listing service deposits 15% of total deposits. At December 31, 2017 brokered deposits totaled $9.1 million, or 4.8% of total deposits and at December 31, 2016 brokered deposits totaled $7.3 million, or 4.0% of total deposits. At December 31, 2017, listing service deposits totaled $9.1 million, or 4.8% of total deposits and at December 31, 2016 listing service deposits totaled $2.5 million, or 1.3% of total deposits. At December 31, 2017 our core deposits, which are deposits other than certificates of deposit, were $92.3 million, representing 48.5% of total deposits.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$19,084	10.24%	-%	$17,091	9.59%	-%	$14,130	9.25%	-%
Money market	32,399	17.39	0.40	29,301	16.45	0.38	30,859	20.20	0.38
Savings	20,264	10.88	0.15	20,817	11.68	0.15	18,663	12.21	0.18
NOW accounts	19,232	10.32	0.05	20,535	11.52	0.05	19,700	12.89	0.08
Certificates of deposit	95,331	51.17	1.42	90,444	50.76	1.35	69,453	45.45	1.23
Total deposits	$186,310	100.00%	0.91%	$178,188	100.00%	0.85%	$152,805	100.00%	0.74%

As of December 31, 2017, the aggregate amount of all our certificates of deposit in amounts equal to or greater than $100,000 was approximately $65.0 million. The following table sets forth the maturity of these certificates as of December 31, 2017.

At
December 31, 2017
(In thousands)
Maturity Period:
Three months or less	$11,406
Over three through six months	9,716
Over six through twelve months	22,864
Over twelve months	21,062
Total	$65,048

Borrowings. We may obtain advances from the Federal Home Loan Bank of Boston (FHLB) upon the security of certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2017 and 2016, we had $40.2 million and $37.3 million, respectively, in outstanding advances from the FHLB. At December 31, 2017, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $51.1 million.

The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)

Balance outstanding at end of period	$40,209	$37,329	$8,500
Average amount outstanding during the period	$38,290	$21,506	$8,804
Maximum outstanding at any month end	$42,284	$37,644	$12,500
Weighted average interest rate during the period	1.22%	0.97%	0.74%
Weighted average interest rate at end of period	1.48%	0.99%	1.12%

Subsidiary and Other Activities

Pilgrim Bank is the wholly-owned subsidiary of Pilgrim Bancshares, Inc. Pilgrim Bank has three wholly-owned subsidiaries: (1) 48 South Main Street Corporation is a Massachusetts investment corporation formed to hold certain of our investment securities for tax purposes, (2) 40 South Main Street Realty Trust is a Massachusetts realty trust formed to hold our main office, and (3) 800 CJC Realty Corporation is a Massachusetts realty trust formed to hold certain real estate owned, although it did not hold any property at December 31, 2017.

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

The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective January 10, 2014, establish a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

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

As noted, the risk-based capital standard requires the maintenance of common capital (also referred to as common equity Tier 1 capital), core capital (also referred to as Tier 1 capital) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4.5%, 6.0% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet exposures, are multiplied by a risk-weight factor of 0% to 1,250%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core or Tier 1 capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. Common equity Tier 1 capital adjusts core or Tier 1 capital for several types of deferred tax assets and liabilities and significant investments in unconsolidated financial institutions. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary. At December 31, 2017and 2016, Pilgrim Bank’s capital exceeded all applicable requirements.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was one basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Pilgrim Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Pilgrim Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Pilgrim Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Pilgrim Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2017, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on its stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. The Federal Home Loan Bank of Boston has paid quarterly dividends in 2013 equal to an annual yield of 0.38%, in 2014 equal to an annual yield of 1.49%, in 2015 equal to an annual yield of 2.41%, in 2016 equal to an annual yield of 2.86%, and in 2017 equal to an annual yield of 2.86%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by Pilgrim Bank.

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

Capital. When it reaches $1 billion in total assets, Pilgrim Bancshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for Pilgrim Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all bank holding companies with total assets of $1 billion or more, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such bank holding companies are subject to regulatory capital requirements that are the same as the new capital requirements for Pilgrim Bank. These new capital requirements include provisions that, when applicable, might limit the ability of Pilgrim Bancshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—Capital Rule.”

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

Method of Accounting. For federal income tax purposes, Pilgrim Bancshares, Inc. and Pilgrim Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the percentage method of accounting for bad debt reserves by banks and savings institutions, effective for taxable years beginning after 1995. The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The Tax Cuts and Jobs Act will reduce the federal tax rate of the Corporation starting on January 1, 2018.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, Pilgrim Bank had no minimum tax credit carryforward.

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

Pilgrim Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2017 tax year, Pilgrim Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

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

The net book value of our premises, land and equipment was $6.3 million at December 31, 2017. The following table provides certain information with respect to our properties as of December 31, 2017.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

40 South Main Street Cohasset, MA 02025	Owned	2011	3,465	$2,421

Full Service Branches:

800 Chief Justice Cushing Highway Cohasset, MA 02025	Owned	2002	4,400	1,114

350-354 Front Street Marion, MA 02738	Owned(1)	2007	10,778	1,726

Other Properties:

48-50 South Main Street Cohasset, MA 02025	Owned(2)	1969	6,094	337

8 Brewster Road Cohasset, MA 02025	Owned(3)	2008	2,064	340

(1)	We occupy approximately 2,500 square feet, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(2)	We occupy approximately 1,900 square feet for our Operations Department, and the remainder is leased to unaffiliated tenants. Net book value represents net book value of the entire property.
(3)	The Brewster Road property is not currently rented.

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2017, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosure.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “PLRM.” The number of holders of record of Pilgrim Bancshares, Inc.’s common stock as of February 28, 2018, was 184. Certain shares of Pilgrim Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low closing bid prices per share of common stock for the period indicated. We did not pay a dividend during any of the quarters presented in the table.

Year Ended December 31, 2017	High	Low	Dividends
Quarter ended March 31, 2017	$16.00	$14.20	$0.00
Quarter ended June 30, 2017	$18.99	$15.90	$0.00
Quarter ended September 30, 2017	$19.95	$18.45	$0.00
Quarter ended December 31, 2017	$19.40	$18.80	$0.00

Year Ended December 31, 2016	High	Low	Dividends
Quarter ended March 31, 2016	$13.15	$12.70	$0.00
Quarter ended June 30, 2016	$13.10	$12.80	$0.00
Quarter ended September 30, 2016	$13.25	$12.85	$0.00
Quarter ended December 31, 2016	$15.00	$13.00	$0.00

On January 26, 2018, the Board of Directors of Pilgrim Bancshares, Inc. declared a special cash dividend on the Company’s common stock of $0.30 per share. The dividend was paid to stockholders of record as of February 15, 2018 on March 1, 2018.

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

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights (1)	in First Column)
Equity compensation plans approved by stockholders	235,110	$13.05	63,361

Equity compensation plans not approved by stockholders	-	-	-

(1) Reflects weighted average price of stock options only

(e)       Stock Repurchases. On November 24, 2015, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company may repurchase up to 89,903 shares of the Company’s common stock, equal to 4.0% of the Company’s outstanding common stock.

The Company did not purchase any shares during the year ended December 31, 2017.

(f)       Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

			At December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Selected Financial Condition Data:
Total assets	$265,508	$252,933	$210,507	$188,035	$171,556
Cash and cash equivalents	14,970	11,188	10,670	18,295	8,991
Interest-bearing time deposits with other banks	1,106	1,092	1,087	2,575	4,511
Investment securities (1)	16,690	17,145	16,676	11,916	13,750
Federal Home Loan Bank stock	2,296	2,299	971	694	667
Loans receivable, net	219,975	210,486	170,427	143,774	132,923
Premises and equipment, net	4,758	4,919	5,177	5,409	5,571
Investment in real estate, net	1,547	1,534	1,578	1,623	1,662
Bank-owned life insurance	2,349	2,314	2,276	2,230	2,181
Total liabilities	231,389	220,286	178,538	156,433	159,052
Deposits	190,247	182,086	169,372	151,010	153,732
Federal Home Loan Bank advances	40,209	37,329	8,500	5,000	5,000
Total stockholders' equity	34,119	32,647	31,969	31,602	12,504

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Selected Operating Data:
Interest and dividend income	$9,650	$8,223	$6,897	$5,993	$5,963
Interest expense	1,985	1,581	1,085	1,066	1,175
Net interest and dividend income	7,665	6,642	5,812	4,927	4,788
Provision for loan losses	180	170	144	-	-
Net interest and dividend income after provision for loan losses	7,485	6,472	5,668	4,927	4,788
Noninterest income	446	562	597	615	351
Noninterest expense	5,738	5,525	5,246	5,595	4,611
Income (loss) before income taxes	2,193	1,509	1,019	(53)	528
Income tax expense	1,106	502	365	66	160
Net income (loss)	$1,087	$1,007	$654	$(119)	$368

(1) Investment securities include securities available-for-sale & securities held-to-maturity

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios:

Return (loss) on average assets	0.42%	0.43%	0.34%	(0.07)%	0.21%
Return (loss) on average stockholders' equity	3.23%	3.13%	2.05%	(0.74)%	2.98%
Interest rate spread	2.93%	2.85%	3.04%	2.97%	2.99%
Net interest margin	3.10%	3.01%	3.19%	3.06%	3.05%
Non-interest expense to average assets	2.22%	2.38%	2.70%	3.22%	2.69%
Efficiency ratio	70.74%	76.69%	81.85%	100.96%	89.73%
Average interest-earning assets to average interest-bearing liabilities	120.71%	121.32%	124.49%	114.41%	107.73%
Net Loans to deposits	115.63%	115.60%	100.62%	95.21%	86.89%
Average equity to average assets	12.98%	13.85%	16.42%	9.24%	7.21%
Stockholders' equity to total assets at end of period	12.85%	12.91%	15.19%	16.81%	7.29%

Capital Ratios:
Total capital to risk-weighted assets	15.15%	14.56%	16.18%	21.92%	13.49%
Tier 1 capital to risk-weighted assets	14.43%	13.93%	15.55%	21.17%	12.74%
Common Equity Tier 1 Capital to risk weighted assets	14.43%	13.93%	15.55%	NR	NR
Tier 1 capital to average assets	9.45%	9.38%	10.86%	11.65%	7.49%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.56%	0.50%	0.52%	0.51%	0.56%
Allowance for loan losses as a percentage of non-performing loans	NM	NM	62.84%	52.36%	31.55%
Net charge-offs to average outstanding loans during the period	0.00%	0.00%	0.00%	0.00%	0.04%
Non-performing loans as a percentage of total loans	0.05%	0.00%	0.83%	0.98%	1.76%
Non-performing loans as a percentage of total assets	0.04%	0.00%	0.67%	0.75%	1.37%

Other Data:
Number of :
Offices	3	3	3	3	3
FTE	31	33	33	32	32

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Pilgrim Bancshares, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016 and our results of operations for the years ended December 31, 2017 and December 31, 2016. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total Assets. Total assets increased $12.6 million, or 5.0%, to $265.5 million at December 31, 2017 from $252.9 million at December 31, 2016. The increase was primarily driven by an increase in net loans of $9.5 million.

Cash and Cash Equivalents. Total cash and cash equivalents increased $3.8 million, or 33.8%, to $15.0 million at December 31, 2017 from $11.2 million at December 31, 2016.

Net Loans. Net loans increased $9.5 million, or 4.5%, to $220.0 million at December 31, 2017 from $210.5 million at December 31, 2016. One- to- four-family residential real estate loans increased $9.4 million, or 7.0%, to $143.4 million at December 31, 2017 from $134.0 million at December 31, 2016, multifamily loans increased $1.9 million, or 9.7%, to $21.4 million at December 31, 2017 from $19.5 million at December 31, 2016, and construction loans decreased $1.9 million, or 7.0%, to $25.3 million at December 31, 2017 from $27.2 million at December 31, 2016. Commercial real estate loans increased $992,000, or 4.3%, to $24.4 million at December 31, 2017 from $23.4 million at December 31, 2016, commercial and industrial loans decreased $83,000, or 2.9%, to $2.8 million at December 31, 2017 from $2.9 million at December 31, 2016, and home equity loans and lines of credit increased $259,000, or 11.3%, to $2.6 million at December 31, 2017 from $2.3 million at December 31, 2016. The Company originated $40.6 million and purchased $15.3 million of new loans during 2017. Partially offsetting the loan originations and purchases were $36.0 million of loan payoffs and amortizations, and $10.2 million of unadvanced funds on 2017 originations.

Investment Securities. Investment securities classified as available-for-sale decreased $434,000, or 2.5%, to $16.6 million at December 31, 2017 from $17.0 million at December 31, 2016, primarily due to sales and payments of securities exceeding purchases. Investment securities classified as held-to-maturity decreased $21,000, or 20.2%, to $83,000 at December 31, 2016 from $104,000 at December 31, 2016 due to payments. At December 31, 2017, investment securities classified as available-for-sale consisted primarily of debt securities issued by U.S. government corporations and agencies, debt securities issued by states and political subdivisions, and government-sponsored mortgage-backed securities, with a focus on suitable government-sponsored securities to augment risk-based capital.

Bank Owned Life Insurance. Bank-owned life insurance at December 31, 2017 increased $35,000, or 1.5%, compared to December 31, 2016 due to normal increases in cash surrender value.

Deposits. Deposits increased $8.2 million, or 4.5%, to $190.2 million at December 31, 2017 from $182.1 million at December 31, 2016. During the year ended December 31, 2017, demand deposits decreased $1.2 million, or 6.6%, to $17.6 million from $18.8 million, NOW account deposits increased $1.5 million, or 7.0%, to $22.6 million from $21.2 million, savings accounts decreased $1.7 million, or 8.0%, to $19.6 million from $21.3 million, money market accounts increased $700,000, or 2.2%, to $32.5 million from $31.8 million, while certificates of deposit increased $8.2 million, or 10.0%, to $97.9 million from $89.0 million. Core deposits, which we consider to be our noninterest demand accounts, NOW accounts, savings accounts and money market accounts, decreased $763,000, or 0.8%, to $92.3 million at December 31, 2017 from $93.1 million at December 31, 2016. The growth in certificates of deposit resulted from the use of a listing service, brokered deposits and various promotional campaigns designed to attract new customers to the bank.

Borrowings and Other Liabilities. Federal Home Loan Bank advances increased $2.9 million, or 7.7%, to $40.2 million at December 31, 2017 from $37.3 million at December 31, 2016. Other liabilities, which include interest payable, accruals for employee benefits and medical plans, income taxes payable and normal accruals for expenses, increased $62,000, or 7.1%, to $933,000 at December 31, 2017 from $871,000 at December 31, 2016.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.5 million, or 4.5%, to $34.1 million at December 31, 2017 from $32.6 million at December 31, 2016. The increase was primarily driven by $1.1 million of annual net income and $374,000 of transactions related to the equity incentive plans.

Comparison of Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

General. The Company realized net income of $1.1 million for the year ended December 31, 2017, compared to net income of $1.0 million for the year ended December 31, 2016. The increase in net income was primarily driven by a 12.0% increase in average balance of earnings assets for 2017 versus average earning assets for the year ended 2016.

Interest and Dividend Income. On a tax-equivalent basis, total interest and dividend income increased $1.4 million, or 17.3%, to $9.7 million for 2017 from $8.2 million for 2016. Interest on loans increased $1.3 million for 2017. The increase was primarily driven by higher levels of average loans. The average balance of loans during the year ended December 31, 2017 increased $21.5 million to $213.4 million from $191.9 million for the year ended December 31, 2016. The average yield on loans increased 18 basis points to 4.29% for the year ended December 31, 2017 from 4.11% for the year ended December 31, 2016. The average balance of lower yielding, interest-bearing deposits increased $4.3 million to $15.1 million for the year ended December 31, 2017 from $10.8 million for the year ended December 31, 2016. The yield on investment securities (on a tax-equivalent basis) increased four basis points to 1.60% for the year ended December 31, 2017 from 1.56% for the year ended December 31, 2016. The total earning asset yield increased 18 basis points to 3.90% for the year ended December 31, 2017 compared to 3.72% for the year ended December 31, 2016.

Interest Expense. Total interest expense increased $404,000, or 25.6%, to $2.0 million for the year ended December 31, 2017 from $1.6 million in 2016. Interest expense on interest-bearing deposit accounts increased $146,000, or 10.6% for the year ended December 31, 2017. The average rate paid on interest-bearing deposits was 0.91% for the year ended December 31, 2017 compared to 0.85% for the year ended December 31, 2016. The average balance of interest-bearing deposits increased $6.1 million, or 3.8%, to $167.2 million for the year ended December 31, 2017 from $161.1 million for the year ended December 31, 2016.

Interest expense on Federal Home Loan Bank of Boston advances increased $258,000 to $467,000 for the year ended December 31, 2017 from $209,000 for the year ended December 31, 2016. The average balance of FHLB advances increased $16.8 million to $38.3 million for 2017 from $21.5 million for 2016. The cost increased 25 basis points to 1.22% for 2017 from 0.97% for 2016.

Net Interest and Dividend Income. On a tax-equivalent basis, net interest and dividend income increased $1.0 million or 15.4%, for the year ended December 31, 2017 from the year ended December 31, 2016. The increase resulted from a $1.4 million increase in interest income partially offset by a $404,000 increase in interest expense. Average interest-earning assets increased to $248.1 million for the year ended December 31, 2017 from $221.5 million for 2016, and our net interest rate spread eight basis points to 2.93% for 2017 from 2.85% for 2016. Our net interest margin expanded to 3.10% for 2017 from 3.01% for 2016. The improvement in our interest rate spread and net interest margin was primarily driven by rates on earning assets increasing faster than rates on interest bearing liabilities for the year ended December 31, 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $180,000 for the year ended December 31, 2017 and a provision of $170,000 for the year ended December 31, 2016. The allowance for loan losses was $1.2 million, or 0.56% of total loans at December 31, 2017 and $1.0 million, or 0.50% of total loans at December 31, 2016. There was one non-performing loan in the amount of $112,000 at December 31, 2017 compared to no non-performing loans at December 31, 2016. As a percentage of non-performing loans, the allowance for loan losses was not measurable at December 31, 2017 and 2016. Total classified loans were $685,000 at December 31, 2017 compared to $573,000 at December 31, 2016. The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at December 31, 2017 and 2016.

Noninterest Income. Noninterest income decreased $116,000, or 20.6%, to $446,000 for the year ended December 31, 2017 from $562,000 for the year ended December 31, 2016. Net losses on sales and impairments of securities was $27,000 for the year ended December 31, 2017, compared to net gains on sales of securities of $30,000 for the year ended December 31, 2016. Rental income was $220,000 for the year ended December 31, 2017, compared to $253,000 for the year ended December 31, 2016. Gains on sales of loans was $23,000 for the year ended December 31, 2017, compared to $43,000 for the year ended December 31, 2016.

Noninterest Expense. Noninterest expense increased $213,000 to $5.7 million for the year ended December 31, 2017 from $5.5 million for the year ended December 31, 2016. The increase was primarily driven by the salaries and employee benefits expense which increased $262,000.

Income Taxes. Income tax expense was $1.1 million for the year ended December 31, 2017 compared to $502,000 for the year ended December 31, 2016. The effective tax rate as a percent of pre-tax income was 50.4% and 33.3% for the years ended December 31, 2017 and 2016, respectively. The increase in the effective tax rate for 2017 was due to writing down the net deferred tax assets related to the new federal tax laws and the absence of a $92,000 reduction of the deferred tax valuation allowance recognized in 2016. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on projected taxable income at December 31, 2016 our deferred tax asset valuation allowance was reduced by $92,000. The Deferred tax allowance valuation was reduced by $11,000 primarily based on the new reduced federal tax rates. The remaining tax valuation allowance had a balance of $26,000 at December 31, 2017 and $37,000 at December 31, 2016.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$213,361	$9,144	4.29%	$191,904	$7,880	4.11%	$158,758	$6,599	4.16%
Interest-earning deposits	15,065	161	1.07%	10,770	57	0.53%	9,613	30	0.31%
Investment securities (1)	16,945	271	1.60%	16,968	264	1.56%	13,758	281	2.04%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,698	97	3.59%	1,885	44	2.34%	1,241	21	1.77%
Total interest-earning assets	248,069	9,673	3.90%	221,527	8,245	3.72%	183,370	6,931	3.78%
Noninterest-earning assets	10,924			10,999			11,320
Total assets	$258,993			$232,526			$194,690

Interest-bearing liabilities:
Savings accounts	$20,264	30	0.15%	$20,817	31	0.15%	$18,663	33	0.18%
NOW accounts	19,232	9	0.05%	20,535	10	0.05%	19,700	15	0.08%
Money market accounts	32,399	129	0.40%	29,301	110	0.38%	30,859	116	0.38%
Certificates of deposit	95,331	1,350	1.42%	90,444	1,221	1.35%	69,453	856	1.23%
Total interest-bearing deposits	167,226	1,518	0.91%	161,097	1,372	0.85%	138,675	1,020	0.74%
Federal Home Loan Bank advances	38,290	467	1.22%	21,506	209	0.97%	8,618	65	0.76%
Total interest-bearing liabilities	205,516	1,985	0.97%	182,603	1,581	0.87%	147,293	1,085	0.74%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,084			17,091			14,130
Other noninterest-bearing liabilities	774			634			1,305
Total noninterest-bearing liabilities	19,858			17,725			15,435
Total liabilities	225,374			200,328			162,728
Total stockholders' equity	33,619			32,198			31,962
Total liabilities and total stockholders' equity	$258,993			$232,526			$194,690
Net interest income		$7,688			$6,664			$5,846
Net interest rate spread (2)			2.93%			2.85%			3.04%
Net interest-earning assets (3)	$42,553			$38,924			$36,077
Net interest margin (4)			3.10%			3.01%			3.19%
Average interest-earning assets to interest-bearing liabilities	120.71%			121.32%			124.49%

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $23,000, $22,000 and $34,000 was applied to tax-exempt income for the years ended December 31, 2017, December 31, 2016 and 2015 respectively, using a tax rate of 34%.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$909	$355	$1,264	$1,360	$(79)	$1,281
Interest-earning deposits	29	75	104	4	23	27
Investment securities (1)	-	7	7	57	(74)	(17)
Federal Home Loan Bank stock and The Co-operative Central Reserve Fund	24	29	53	14	9	23
Total interest-earning assets	962	466	1,428	1,435	(121)	1,314

Interest-bearing liabilities:
Savings accounts	(1)	-	(1)	5	(7)	(2)
NOW accounts	(1)	-	(1)	1	(6)	(5)
Money market accounts	12	7	19	(6)	-	(6)
Certificates of deposit	67	62	129	277	88	365
Total interest-bearing deposits	77	69	146	277	75	352
Federal Home Loan Bank advances	194	64	258	122	22	144
Total interest-bearing liabilities	271	133	404	399	97	496

Change in net interest income	$691	$333	$1,024	$1,036	$(218)	$818

(1)	Includes securities available-for-sale and held-to-maturity. A tax-equivalent adjustment of $23,000, $22,000 and $34,000 was applied to tax-exempt income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, using a tax rate of 34%.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a two year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning January 1, 2018 resulting from potential changes in interest rates. The model is run at least quarterly showing shocks from +400bp to -400bp, although we believe a decline of greater than -100bp is currently improbable. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$8,583	6.03%
+300	8,459	4.50%
+200	8,372	3.42%
+100	8,252	1.94%
Level	8,095	—
-100	7,747	(4.29)%
-200	7,430	(8.21)%
-300	6,870	(15.13)%
-400	6,420	(20.69)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

The table below sets forth, as of December 31, 2017, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Pilgrim Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2017
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$22,093	$(21,469)	(49.28)%	8.95%	(7.01)%
+200	28,634	(14,928)	(34.27)%	11.23%	(4.73)%
+100	35,300	(8,262)	(18.97)%	13.42%	(2.54)%
0	43,562	—	—	15.96%	—
-100	48,132	4,570	10.49%	17.20%	1.24%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2017, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 10.49% increase in our economic value of equity. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 18.97% decrease in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.2 million and $1.5 million for the years ended December 31, 2017 and December 31, 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and pay downs on mortgage-backed securities, was $9.5 million and $41.9 million for the years ended December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017, we purchased $5.7 million and sold $3.8 million in securities held as available-for-sale, and during the year ended December 31, 2016, we purchased $7.2 million and sold $1.2 million in securities held as available-for-sale. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and Federal Home Loan Bank advances for 2017 and 2016, was $11.0 million and $41.0 million for the years ended December 31, 2017 and December 31, 2016, respectively.

At December 31, 2017, we exceeded all of our regulatory capital requirements to be considered well capitalized with a tier 1 leverage capital level of $24.9 million, or 9.5% of average assets, which is above the required level of $13.2 million, or 5.0%; and total risk-based capital of $26.1 million, or 15.2% of risk-weighted assets, which is above the required level of $17.2 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2017, we had outstanding commitments to originate loans of $7.0 million and unadvanced funds on loans of $18.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $65.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

(a)          Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1 – Election of Directors.”

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2017 and 2016;
(C)	Consolidated Statements of Income for the years ended December 31, 2017 and 2016;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016;
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016;
(G)	Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016.

(a)(2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)  Exhibits

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc. (1)

3.2	Bylaws of Pilgrim Bancshares, Inc. (1)
4	Form of Common Stock Certificate of Pilgrim Bancshares, Inc. (1)
10.1	Employment Agreement between Pilgrim Bank and Francis E. Campbell (2)
10.2	Change in Control Agreement between Pilgrim Bank and Christopher G. McCourt (2)
10.3	Change in Control Agreement between Pilgrim Bank and Joan A. MacIntyre (2)
10.4	Pilgrim Bank Supplemental Executive Retirement Plan (2)
10.5	Pilgrim Bank Executive Annual Incentive Plan (2)
10.6	Pilgrim Bank Employee Stock Ownership Plan (2)
10.7	2015 Equity Incentive Plan (3)
10.8	Retention Bonus Agreement between Pilgrim Bank and Christopher G. McCourt
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-194485), initially filed March 11, 2014.
(2)	Incorporated herein by reference to the Quarterly Report on Form 10-Q (File No. 000-55290), filed November 11, 2014.
(3)	Incorporated by reference to our proxy statement filed with the SEC on October 13, 2015.

ITEM 16.	Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pilgrim Bancshares, Inc.

Date: March 21, 2018	By:	/s/ Francis E. Campbell
Francis E. Campbell, President and Chief Executive Officer (duly authorized representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Francis E. Campbell	President and Chief Executive	March 21, 2018
Francis E. Campbell	Officer and Chairman of the Board (Principal Executive Officer)

/s/ Christopher G. McCourt	Executive Vice President and Chief	March 21, 2018
Christopher G. McCourt	Financial Officer (Principal Financial and Accounting Officer)

/s/ Melissa J. Browne	Director	March 21, 2018
Melissa J. Browne

/s/ J. Michael Buckley	Director	March 21, 2018
J. Michael Buckley

/s/ Steven T. Golden	Director	March 21, 2018
Steven T. Golden

/s/ Ronald H. Goodwin	Director	March 21, 2018
Ronald H. Goodwin

/s/ Mary E. Granville	Director	March 21, 2018
Mary E. Granville

/s/ William H. Ohrenberger, III	Director	March 21, 2018
William H. Ohrenberger, III

/s/ Brian W. Noonan	Director	March 21, 2018
Brian W. Noonan

/s/ Joesph P. Reilly	Director	March 21, 2018
Joseph P. Reilly

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pilgrim Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pilgrim Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We are uncertain as to the year we, or our predecessor firm, began serving consecutively as the auditor of the Company’s financial statements; however, we are aware that our predecessor firm has been the Company’s auditor consecutively since at least 2005.

/s/ Baker, Newman, Noyes LLC

Portland, Maine
March 21, 2018

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$1,391	$2,036
Interest-bearing demand deposits with other banks	13,579	9,152
Total cash and cash equivalents	14,970	11,188
Interest-bearing time deposits with other banks	1,106	1,092
Investments in available-for-sale securities (at fair value)	16,607	17,041
Investments in held-to-maturity securities (fair value of $121 at December 31, 2017, and $135 at December 31, 2016)	83	104
Federal Home Loan Bank stock, at cost	2,296	2,299
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,229 at December 31, 2017, and $1,049 at December 31, 2016	219,975	210,486
Premises and equipment, net	4,758	4,919
Investment in real estate, net	1,547	1,534
Accrued interest receivable	625	599
Deferred income tax asset, net	559	740
Bank-owned life insurance	2,349	2,314
Other assets	249	233
Total assets	$265,508	$252,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$17,559	$18,791
Interest-bearing	172,688	163,295
Total deposits	190,247	182,086
Federal Home Loan Bank advances	40,209	37,329
Other liabilities	933	871
Total liabilities	231,389	220,286
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,255,450 shares issued at December 31, 2017 and 2,253,439 shares issued at December 31, 2016	23	23
Additional paid-in capital	21,093	20,910
Retained earnings	15,369	14,260
Unearned compensation - ESOP (155,833 shares unallocated at December 31, 2017 and 161,826 shares unallocated at December 31, 2016)	(1,559)	(1,619)
Unearned compensation - Restricted Stock	(675)	(806)
Accumulated other comprehensive loss	(132)	(121)
Total stockholders' equity	34,119	32,647
Total liabilities and stockholders' equity	$265,508	$252,933

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Years Ended December 31,
	2017	2016

Interest and dividend income:
Interest and fees on loans	$9,144	$7,880
Interest on debt securities:
Taxable	203	199
Tax-exempt	45	43
Other interest and dividends	258	101
Total interest and dividend income	9,650	8,223
Interest expense:
Interest on deposits	1,518	1,372
Interest on Federal Home Loan Bank advances	467	209
Total interest expense	1,985	1,581
Net interest and dividend income	7,665	6,642
Provision for loan losses	180	170
Net interest and dividend income after provision for loan losses	7,485	6,472
Noninterest income:
Service charges on deposit accounts	113	105
Loss and gain on sales/calls of securities, net	(20)	30
Writedown of securities (includes losses of $7 for the year ended December 31, 2017, no amounts recognized in other comprehensive income)	(7)	-
Gain on sales of loans, net	23	43
Rental income	220	253
Other income	117	131
Total noninterest income	446	562
Noninterest expense:
Salaries and employee benefits	3,560	3,298
Occupancy expense	467	486
Equipment expense	165	189
Data processing expense	422	415
Professional fees	365	400
Federal Deposit Insurance Corporation assessment	158	150
Communications expense	109	117
Advertising and public relations expense	130	140
Insurance expense	63	61
Supplies expense	63	55
Other expense	236	214
Total noninterest expense	5,738	5,525
Income before income taxes	2,193	1,509
Income tax expense	1,106	502
Net income	$1,087	$1,007

Weighted-average number of common shares outstanding:
Basic	2,038,153	2,024,918
Diluted	2,074,918	2,026,099

Earnings per share:
Basic	$0.53	$0.50
Diluted	$0.52	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2017	2016

Net income	$1,087	$1,007
Other comprehensive loss, net of tax:
Net unrealized holding loss on available-for-sale securities	(10)	(15)
Reclassification adjustment for net realized losses/(gains) in net income (1)	27	(30)
Other comprehensive income/(loss) before income tax effect	17	(45)
Income tax expense/(benefit)	(6)	17
Other comprehensive income (loss), net of tax	11	(28)
Comprehensive income	$1,098	$979

(1)	Reclassification adjustments are comprised of realized security losses and gains, including writedowns. The losses and gains have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income. For 2017, the pre-tax loss amounted to $27,000 with a tax benefit of $10,000 and an after tax loss of $17,000 included in net income. For 2016, pre-tax income amounted to $30,000 with a tax provision of $11,000 and after tax income of $19,000 included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	Loss	Total
Balance, December 31, 2015	2,224,489	$22	$20,466	$13,253	$(1,679)	$-	$(93)	$31,969
Net income	-	-	-	1,007	-	-	-	1,007
Shares purchased and retired	(42,000)	-	(550)	-	-	-	-	(550)
Common stock held by ESOP committed to be allocated (5,994 shares)	-	-	20	-	60	-	-	80
Restricted stock granted in connection with equity incentive plan	70,950	1	911	-	-	(912)	-	-
Share based compensation-restricted stock	-	-	-	-	-	106	-	106
Share based compensation-options	-	-	63	-	-	-	-	63
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(28)	(28)
Balance, December 31, 2016	2,253,439	23	20,910	14,260	(1,619)	(806)	(121)	32,647

Net income	-	-	-	1,087	-	-	-	1,087
Restricted shares surrendered and retired	(3,339)	-	(58)	-	-	-	-	(58)
Restricted stock granted in connection with the equity incentive plan	3,350	-	58	-	-	(58)	-	-
Stock options exercised	2,000	-	25	-	-	-	-	25
Common stock held by ESOP committed to be allocated (5,993 shares)	-	-	45	-	60	-	-	105
Share based compensation-restricted stock	-	-	-	-	-	189	-	189
Share based compensation-options	-	-	113	-	-	-	-	113
Tax rate change reclassification	-	-	-	22	-	-	(22)	-
Other comprehensive income, net of tax effect	-	-	-	-	-	-	11	11
Balance, December 31, 2017	2,255,450	$23	$21,093	$15,369	$(1,559)	$(675)	$(132)	$34,119

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$1,087	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180	170
Capitalized interest on interest-bearing time deposits	(14)	(5)
Amortization of securities, net	78	88
Loss (gain) on sales/calls/writedowns of securities, net	27	(30)
Loans originated for sale	(1,342)	(2,205)
Proceeds from sales of loans originated for sale	1,365	2,248
Gain on sales of loans, net	(23)	(43)
Change in net deferred origination fees, costs, premiums and discounts	(18)	(218)
Depreciation and amortization	324	337
Stock based compensation expense	407	249
Increase in accrued interest receivable	(26)	(91)
Increase in bank-owned life insurance	(35)	(38)
Deferred tax expense (benefit)	175	(227)
(Increase) decrease in other assets	(16)	24
Increase in other liabilities	62	205
Net cash provided by operating activities	2,231	1,471

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	(135)	(1,407)
Redemption of Federal Home Loan Bank stock	138	79
Purchases of available-for-sale securities	(5,670)	(7,241)
Proceeds from maturities/calls/pay downs of available-for-sale securities	2,246	5,435
Proceeds from sales of available-for-sale securities	3,768	1,211
Proceeds from maturities of held-to-maturity securities	23	23
Loan principal originations and collections, net	5,628	(8,999)
Loans purchased	(15,279)	(36,047)
Loan participations sold	-	5,035
Capital expenditures	(176)	(35)
Net cash used in investing activities	(9,457)	(41,946)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(762)	6,968
Net increase in time deposits	8,923	5,746
Payments on Federal Home Loan Bank long-term advances	(19,620)	(6,171)
Proceeds from Federal Home Loan Bank long-term advances	22,500	36,100
Net change in short-term Federal Home Loan Bank advances	-	(1,100)
Shares surrendered and retired	(58)	(550)
Stock options exercised	25	-
Net cash provided by financing activities	11,008	40,993

Net increase in cash and cash equivalents	3,782	518
Cash and cash equivalents at beginning of period	11,188	10,670
Cash and cash equivalents at end of period	$14,970	$11,188

Supplemental disclosures:
Interest paid	$1,964	$1,554
Income taxes paid	868	705
Tax rate change reclassification	22	-

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bancshares, Inc. (the “Company”) was incorporated in February 2014 under the laws of the State of Maryland. The Company owns all of the outstanding shares of common stock of Pilgrim Bank (the “Bank”). The Bank is a Massachusetts chartered stock bank which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“the FDIC”).

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2017 and 2016, these reserve balances amounted to $878,000 and $836,000, respectively.

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive loss.

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

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Construction loans, multi-family loans, commercial real estate loans and commercial business loans which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. The interest paid on these loans is recorded on a cash basis if the remaining net carrying amount of the loan is deemed fully collectible or cost-recovery method to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan, until qualifying to return to accrual. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, multi-family real estate, home equity loans and lines of credit, construction, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies and underlying collateral values; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ended December 31, 2017 and 2016.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate loans: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans in this segment are primarily collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Home equity loans and lines of credit: Loans in this segment are usually secured by first or second liens on residential real estate. Repayment is dependent on credit quality of individual borrower. Management evaluates each loan application based on factors including the borrower’s credit score, income, length of employment, and other factors to establish the creditworthiness of the borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial and multi-family real estate loans: Loans in this segment are primarily income-producing properties throughout Eastern Massachusetts, specifically the South Shore. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction loans: Loans in this segment include land, speculative residential properties, investment, multifamily, rehab to permanent investment properties and owner occupied residential properties. Payment is derived from sale of the property or long-term rental cash flows once converted to permanent financing. Credit risk is affected by cost overruns, time to sell at an adequate price, vacancies and market conditions.

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

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, multi-family, construction and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential real estate, home equity loans and lines of credit and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

Loans 90 days past due and other classified loans are evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

EMPLOYEE STOCK OWNERSHIP PLAN:

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair value and the cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2017 and 2016, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through December 31, 2017. Interest and penalties, if any, are recorded as income tax expense.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values given their short-term nature.

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

FHLB stock: The carrying value approximates fair value based on redemption provisions.

Investment in Co-operative Central Reserve Fund: The carrying value approximates fair value based on redemption provisions.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting the future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value given the short-term nature of the asset.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the years ended December 31, 2017 and 2016 have been computed based on the following:

	Years Ended December 31,
	2017	2016
Net income (In thousands)	$1,087	$1,007

Basic and diluted common shares:
Weighted average common shares outstanding	2,254,404	2,225,397
Weighted average unearned shares-restricted stock	(57,422)	(35,657)
Weighted average unallocated ESOP shares	(158,829)	(164,822)
Basic weighted average shares outstanding	2,038,153	2,024,918

Dilutive potential common shares-options	21,726	-
Dilutive effect of unearned restricted stock	15,039	1,181
Diluted weighted average shares outstanding	2,074,918	2,026,099

Basic earnings per share	$0.53	$0.50
Diluted earnings per share (1) (2)	$0.52	$0.50

(1)	Options to purchase 7,500 shares were not included in the computation of diluted earnings per share for the year ended December 31, 2017 because the impact was anti-dilutive.
(2)	Options to purchase 169,500 shares, representing all outstanding options as of December 31, 2016, were not included in the computation of diluted earnings per share for the year ended December 31, 2016 because the impact was anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on December 31, 2019.

The FASB issued update No. 2014-09, Revenue from Contracts with Customers (Topic 606), in May 2014 that provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to customers. The guidance also provides for a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.

We have evaluated the impact of adopting the update and concluded that it will not have a significant impact on our consolidated financial statements. The Company’s revenue streams that are in-scope of the update include: deposit fees, including ATM fees, overdraft fees, maintenance fees and dormancy fees; and debit card fees. For in-scope revenue streams, our current revenue recognition would not be different than revenue recognition under the update. Financing the sale of OREO would be included in the scope of the update, however, The Company has not be involved in the financing of any OREO sales. Our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs. The Company’s fee income, from service charges on deposit accounts and bank card fees, is not material for any one individual income stream.

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

Under the extended transition period for an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early application of item 5 above is permitted for fiscal years, or interim periods for which financial statements have not yet been issued. Early application of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 during the reporting period that ended June 30, 2017. As a result of the adoption of ASU 2016-09, the Company recognized an excess tax benefit of $26,000 in the income tax expense section of the consolidated statements of income, for the year ended December 31, 2017. The Corporation adopted the ASU in 2017. Following the adoption of ASU 2016-09, the Company continues to estimate zero forfeitures.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. Under the extended transition period for an emerging growth company, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash (Topic 230).” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income.  This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s federal tax rate from 34% to 21%.  The ASU changed the current accounting whereby an entity may elect to reclassify the stranded tax effect from other accumulated other comprehensive income to retained earnings.  The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The Company elected to early adopt ASU 2018-02 and reclassified stranded taxes of $22,000 within accumulated other comprehensive loss to retained earnings, for the year ended December 31, 2017.

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of December 31:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,350	$-	$70	$8,280
Debt securities issued by states of the United States and political subdivisions of the states	3,258	15	20	3,253
Mortgage-backed securities	5,174	3	103	5,074
	$16,782	$18	$193	$16,607

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$8,980	$7	$53	$8,934
Debt securities issued by states of the United States and political subdivisions of the states	2,696	-	50	2,646
Mortgage-backed securities	5,557	5	101	5,461
	$17,233	$12	$204	$17,041

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
December 31, 2017:
Mortgage-backed securities	$83	$38	$-	$121
	$83	$38	$-	$121

December 31, 2016:
Mortgage-backed securities	$104	$31	$-	$135
	$104	$31	$-	$135

The scheduled maturities of debt securities were as follows as of December 31, 2017:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$1,000	$-	$-
Due after one year through five years	8,410	-	-
Due after five years through ten years	1,531	-	-
Due after ten years	592	-	-
Mortgage-backed securities	5,074	83	121
	$16,607	$83	$121

During 2017, proceeds from sales of available-for-sale securities amounted to $3.8 million. Gross realized gains on the sales amounted to $22,000, and gross realized losses on the sales amounted to $2,000. During 2016, proceeds from sales of available-for-sale securities amounted to $1.2 million. Gross realized gains on those sales amounted to $27,000, and there were no gross realized losses. The tax (benefit) expense applicable to these net realized (losses) gains for the years ended December 31, 2017 and 2016 amounted to $(10,000) and $10,000, respectively.

As of December 31, 2017 and 2016, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,025	$30	$3,755	$40	$7,780	$70
Debt securities issued by states of the United States and political subdivisions of the states	990	7	1,073	13	2,063	20
Mortgage-backed securities	1,512	10	3,228	93	4,740	103
Total temporarily impaired securities	$6,527	$47	$8,056	$146	$14,583	$193

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$7,430	$53	$-	$-	$7,430	$53
Debt securities issued by states of the United States and political subdivisions of the states	2,215	35	431	15	2,646	50
Mortgage-backed securities	3,342	52	1,660	49	5,002	101
Total temporarily impaired securities	$12,987	$140	$2,091	$64	$15,078	$204

As of December 31, 2017, investment securities with unrealized losses consist of 18 debt securities issued by U.S. government corporations and government-sponsored agencies, 9 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 29 government agencies and government sponsored enterprises. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades.

The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes.

The Company recognized other-than-temporary impairment losses of $7,000 for the year ended December 31, 2017. No other-than-temporary impairment losses were recognized during the year ended December 31, 2016.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,	December 31,
	2017	2016
	(In Thousands)
Real estate loans:
One-to four- family residential	$143,413	$133,997
Commercial	24,360	23,368
Multi-family	21,402	19,503
Home equity loans and lines of credit	2,553	2,294
Construction	25,279	27,185
Commercial and industrial loans	2,802	2,885
Consumer loans:
Consumer lines of credit	12	22
Other consumer loans	994	1,910
	220,815	211,164
Net deferred loan origination fees, costs, premiums and discounts	389	371
Allowance for loan losses	(1,229)	(1,049)
Net loans	$219,975	$210,486

The following tables set forth information regarding the allowance for loan losses as of and for the years ended December 31:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2017:
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	163	(10)	12	-	8	(1)	(1)	(7)	16	180
Ending balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229

Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	591	124	86	12	348	9	-	8	30	1,208
Total allowance for loan losses ending balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229

Loans:
Ending balance:
Individually evaluated for impairment	$2,882	$622	$-	$6	$-	$-	$-	$-	$-	$3,510
Ending balance:
Collectively evaluated for impairment	140,531	23,738	21,402	2,547	25,279	2,802	12	994	-	217,305
Total loans ending balance	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$-	$220,815

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Beginning balance	$373	$146	$62	$14	$216	$13	$1	$29	$32	$886
Charge-offs	-	-	-	-	-	-	-	(8)	-	(8)
Recoveries	-	-	-	-	-	-	-	1	-	1
Provision (benefit)	76	(12)	12	(2)	124	(3)	-	(7)	(18)	170
Ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	428	134	74	12	340	10	1	15	14	1,028
Total allowance for loan losses ending balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049

Loans:
Ending balance:
Individually evaluated for impairment	$3,406	$650	$-	$6	$-	$-	$-	$-	$-	$4,062
Ending balance:
Collectively evaluated for impairment	130,591	22,718	19,503	2,288	27,185	2,885	22	1,910	-	207,102
Total loans ending balance	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$-	$211,164

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2017. Total loans to such persons and their companies amounted to $272,000 and $281,000 as of December 31, 2017 and 2016, respectively. During 2017, principal payments were $9,000 and there were no principal advances.

The following tables set forth information regarding nonaccrual loans and past-due loans as of December 31:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
December 31, 2017:
Real estate loans:
One- to four-family residential	$-	$-	$112	$112	$143,301	$143,413	$-	$112
Commercial	-	-	-	-	24,360	24,360	-	-
Multi-family	-	-	-	-	21,402	21,402	-	-
Home equity loans and lines of credit	-	-	-	-	2,553	2,553	-	-
Construction	-	-	-	-	25,279	25,279	-	-
Commercial and industrial loans	-	-	-	-	2,802	2,802	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	12	12	-	-
Other consumer	12	-	-	12	982	994	-	-
Total	$12	$-	$112	$124	$220,691	$220,815	$-	$112

December 31, 2016:
Real estate loans:
One- to four-family residential	$118	$-	$-	$118	$133,879	$133,997	$-	$-
Commercial	-	-	-	-	23,368	23,368	-	-
Multi-family	-	-	-	-	19,503	19,503	-	-
Home equity loans and lines of credit	-	-	-	-	2,294	2,294	-	-
Construction	-	-	-	-	27,185	27,185	-	-
Commercial and industrial loans	-	-	-	-	2,885	2,885	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	22	22	-	-
Other consumer	-	-	-	-	1,910	1,910	-	-
Total	$118	$-	$-	$118	$211,046	$211,164	$-	$-

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at December 31, 2017 and 2016:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
December 31, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,315	$2,315	$-
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	2,943	3,025	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	567	567	21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	567	567	21

Total
Real estate loans:
One- to four-family residential	2,882	2,882	21
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$3,510	$3,592	$21

December 31, 2016:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,839	$2,839	$-
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	3,495	3,577	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	567	567	21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	567	567	21

Total
Real estate loans:
One- to four-family residential	3,406	3,406	21
Commercial	650	650	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$4,062	$4,144	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,648	$110	$3,417	$156
Commercial	637	37	666	42
Home equity loans and lines of credit	6	4	37	5
Total impaired with no related allowance	3,291	151	4,120	203

With an allowance recorded:
Real estate loans:
One- to four-family residential	624	47	567	24
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	624	47	567	24

Total
Real estate loans:
One- to four-family residential	3,272	157	3,984	180
Commercial	637	37	666	42
Home equity loans and lines of credit	6	4	37	5
Total impaired loans	$3,915	$198	$4,687	$227

The following tables present the Company’s loans by risk rating as of December 31:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
December 31, 2017:
Grade:
Pass	$-	$22,818	$21,402	$-	$23,649	$2,802	$-	$-	$70,671
Special mention	-	1,542	-	-	1,630	-	-	-	3,172
Substandard	679	-	-	6	-	-	-	-	685
Loans not formally rated	142,734	-	-	2,547	-	-	12	994	146,287
Total	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$220,815

December 31, 2016:
Grade:
Pass	$-	$22,718	$19,503	$-	$27,185	$2,885	$-	$-	$72,291
Special mention	2,016	650	-		-	-	-	-	2,666
Substandard	567	-	-	6	-	-	-	-	573
Loans not formally rated	131,414	-	-	2,288	-	-	22	1,910	135,634
Total	$133,997	$23,368	$19,503	$2,294	$27,185	$2,885	$22	$1,910	$211,164

At December 31, 2017 and 2016, there were no loans rated “doubtful” or “loss.”

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

During the year ended December 31, 2017, there were four loans modified as TDRs. During the year ended December 31, 2016, there were five loans modified as TDRs. Three of the modified loans, with a total post-modification recorded investment of $1.6 million, paid off by December 31, 2016.

The following tables set forth information regarding loans modified as TDRs during the years ended December 31, 2017 and 2016:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2017:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	3	$942	$942
Home equity loans and lines of credit	1	6	6
	4	$948	$948

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2016:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	3	$2,121	$2,121
Home equity loans and lines of credit	2	59	59
	5	$2,180	$2,180

There were no loans modified as TDRs that subsequently defaulted within one year of modification during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose loans were modified as troubled debt restructurings.

The following tables provide information on how loans were modified as TDRs during the years ended

December 31:

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)

December 31, 2017:
Real estate loans:
One- to four- family residential	$223	$719	$-
Home equity loans and lines of credit	-	6	-
Total	$223	$725	$-

December 31, 2016:
Real estate loans:
One- to four- family residential	$-	$2,121	$-
Home equity loans and lines of credit	-	59	-
Total	$-	$2,180	$-

An analysis of the loans modified as TDRs was performed as of December 31, 2017. A reserve of $82,000 was assigned to the home equity loan. All loans were accruing as of December 31, 2017.

As of December 31, 2017, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $22.7 million $24.3 million at December 31, 2017 and 2016, respectively. Mortgage Servicing rights are evaluated and determined to be immaterial.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	December 31,
	2017	2016
	(In Thousands)

Land	$864	$864
Buildings and improvements	5,444	5,383
Furniture and equipment	2,341	2,283
	8,649	8,530
Accumulated depreciation and amortization	(3,891)	(3,611)
	$4,758	$4,919

NOTE 6 - INVESTMENT IN REAL ESTATE

The following is a summary of investment in real estate:

	December 31,
	2017	2016
	(In Thousands)

Land	$453	$453
Buildings and improvements	1,546	1,489
	1,999	1,942
Accumulated depreciation	(452)	(408)
	$1,547	$1,534

The Company’s rental income for the years ended December 31, 2017 and 2016 amounted to $220,000 and $253,000, respectively.

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2017 and December 31, 2016 was $28.4 million and $22.3 million, respectively. The totals exclude $5.0 million of brokered time deposits which were bifurcated into amounts below the FDIC insurance limit, as of December 31, 2017 and December 31, 2016.

For time deposits as of December 31, 2017, the scheduled maturities for each of the following five years ended December 31 are:

(In Thousands)
2018	$65,750
2019	10,783
2020	14,347
2021	5,000
2022	2,039
Total	$97,919

There were $9.1 million and $7.3 million of brokered certificates of deposit at December 31, 2017 and 2016.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after December 31, 2017 are summarized as follows:

(In Thousands)
2018	$11,656
2019	6,537
2020	3,877
2021	1,943
2022	9,696
Thereafter	6,500
$40,209

Interest rates ranged from 1.01% to 2.08% with a weighted-average interest rate of 1.48% at December 31, 2017. Interest rates ranged from 0.39% to 1.51% with a weighted-average interest rate of 0.99% at December 31, 2016.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows:

	Years Ended
	December 31,
	2017	2016
	(In Thousands)

Current:
Federal	$725	$572
State	206	157
	931	729

Deferred:
Federal	(60)	(103)
State	(16)	(32)
Change in valuation allowance	11	(92)
Deferred taxes before tax rate change	(65)	(227)
Tax rate change impact	240	-
	175	(227)
Total income tax expense	$1,106	$502

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,
	2017	2016
	% of	% of
	Income	Income

Statutory federal income tax rate	34.0%	34.0%
(Decrease) increase in tax rates resulting from:
Tax-exempt income	(1.3)	(1.8)
Other	0.5	1.7
State taxes, net of federal tax	5.7	5.5
Change in valuation allowance	0.5	(6.1)
Tax rate before tax change	39.4	33.3
Tax rate change impact	11.0	-
Effective tax rates	50.4%	33.3%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	December 31,
	2017	2016
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$348	$423
Securities capital loss carryforwards	26	37
Writedown of securities	13	17
Interest on nonaccrual loans	1	-
Net unrealized holding loss on available-for-sale securities	43	71
Charitable contribution carryovers	65	178
Stock expense	46	50
ESOP expense	14	11
Deferred compensation	88	73
Other	1	7
Gross deferred tax assets	645	867
Valuation allowance	(26)	(37)
Gross deferred tax assets after valuation allowance	619	830

Deferred tax liabilities:
Book basis in excess of tax basis of premises and equipment	(60)	(90)
Gross deferred tax liabilities	(60)	(90)
Net deferred tax asset	$559	$740

As of December 31, 2017 and 2016, the Company had no operating loss and tax credit carryovers for tax purposes. As of December 31, 2017, the Company had capital loss carryovers of $125,000 which are due to expire in 2019. The capital losses can only be utilized against realized capital gains; therefore, as of December 31, 2017 a valuation allowance in the amount of $26,000 exists against the deferred tax benefit to the extent management deems it probable the deferred tax benefits will not be fully realized.

In connection with its initial public offering, the Company donated common stock and cash in the amount of $725,000 to the Foundation. The remaining charitable contribution carryforward was $232,000 at December 31, 2017 and expires in 2019. The related tax benefit included in net deferred tax assets is $65,000. A valuation allowance in the amount of $83,000 was released in 2016 based on management’s assessment that the Company will be able to fully utilize the deferred tax asset related to the charitable contribution before it expires.

In prior years, the Bank was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Bank as of December 31, 2016 includes approximately $1,229,000 for which federal and state income taxes have not been provided. If the Bank no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income using a combined federal and state tax rate of approximately 28%.

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Act). Among other provisions, the Tax Act reduces the historical corporate income tax rate to a newly enacted rate of 21 percent for tax years beginning after December 31, 2017. At the date the new legislation is enacted, under ASC 740, Income Taxes, the Company is required to recognize the effects of the change in tax law and rates on its deferred tax assets and liabilities as a charge to income tax expense. As a result of the above Tax Act and the revaluation of deferred tax assets and liabilities at December 31, 2017, the Company recognized additional income tax expense of $240,000 in 2017.

NOTE 10 - EMPLOYEE BENEFITS

401(k) Plan

The Company provides a savings and retirement plan for employees through the Co-operative Banks’ Employees Retirement Association (CBERA) 401(k) Plan, which is a multiple employer tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). Eligible employees may contribute up to 75% of their compensation, subject to IRS limitations, which can be matched up to 5% by the Company on a dollar-for-dollar basis. In addition to employees’ deferral contributions, the Company will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to 5% of the participant’s pre-tax and after-tax contributions. For the years ended December 31, 2017 and 2016, contribution expense attributable to the plan amounted to $110,000 and $88,000, respectively.

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

Incentive compensation expense for the Incentive and the Executive Annual Incentive Plans for the years ended December 31, 2017 and 2016 amounted to $143,000 and $126,000, respectively.

Executive Supplemental Retirement Plan

The Company adopted a supplemental executive retirement plan (“SERP”) effective January 1, 2014. The SERP is a non-qualified retirement plan that provides supplemental retirement benefits to participants who are key employees as designated by the Compensation Committee. The President and Chief Executive Officer is currently the only participant in the SERP. Total expense for the plan for the years ended December 31, 2017 and 2016 amounted to $51,000 and $48,000, respectively.

Equity Incentive Plan

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provides for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. The 70,950 shares of restricted stock were granted at $12.85 per unit totaling $912,000 in fair value related to the grant. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. The maximum term of each option is ten years. Pursuant to the terms of the 2015 EIP, on June 1, 2017, the Board of Directors granted 3,350 shares of restricted stock and 7,500 stock options to a director. Both the 3,350 shares of restricted stock and 7,500 stock options vest evenly over a five year period. The 3,350 shares of restricted stock were granted at $17.45 per unit totaling $58,000 in fair value related to the grant.

The stock options expire on June 1, 2027. At December 31, 2017, there were 15,603 restricted stock awards and 47,758 stock options available for future grants.

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

The weighted average assumptions used and fair value for options granted during the year ended December 31, 2017 and 2016 are as follows:

	Stock Option
	Assumptions
	Grant 6/1/2017	Grant 6/1/2016
Expected life	6.40 years	6.40 years
Expected dividend yield	0%	0%
Expected volatility	23.93%	20.24%
Expected forfeiture rate	0%	0%
Risk free rate	2.02%	1.67%
Fair value per option	$5.04	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the year ended December 31, 2017 and 2016 is as follows:

	Stock Options	Weighted Avg.	Stock Options	Weighted Avg.
	2017	Exercise Price	2016	Exercise Price
	Number of		Number of
	Options		Options

Outstanding at beginning of period	169,500	12.85	-	-
Granted	7,500	17.45	169,500	12.85
Exercised	(2,000)	12.85	-	-
Outstanding at end of period	175,000	13.05	169,500	12.85

Exercisable at end of period	31,900	12.85	-	-

Weighted average fair value of 167,500 options granted 6/1/2016	$3.17
Weighted average contractual life remaining	8.4 years
Weighted average exercise price	$12.85
Aggregate intrinsic value	$1,033,000

Weighted average fair value of 7,500 options granted 6/1/2017	$5.04
Weighted average contractual life remaining	9.4 years
Weighted average exercise price	$17.45
Aggregate intrinsic value	$12,000

	Restricted Stock
	2017
	Number of	Weighted Average
	Shares	Grant Date Fair Value

Unvested outstanding at beginning of period	70,950	$12.85
Shares surrendered	(3,339)	$12.85
Shares vested	(10,851)	$12.85
Granted	3,350	$17.45
Unvested oustanding at end of period	60,110	$13.11

As of December 31, 2017, unrecognized share-based compensation expense related to non-vested options amounted to $401,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $675,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.1 years.

For the year ended December 31, 2017, the Company recognized stock option related compensation expense of $113,000, and the recognized tax benefit related to this expense was $15,000. For the year ended December 31, 2017, the Company recognized restricted stock related compensation expense of $189,000, and the recognized tax benefit related to this expense was $75,000.

For the year ended December 31, 2016, the Company recognized stock option related compensation expense of $63,000, and the recognized tax benefit related to this expense was $8,000. For the year ended December 31, 2016, the Company recognized restricted stock related compensation expense of $106,000, and the recognized tax benefit related to this expense was $42,000.

Employee Stock Ownership Plan

The Company adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees. The Company completed its initial public offering and in connection with the conversion transaction, the Bank’s ESOP purchased 179,807 shares of Company common stock at $10.00 per share.

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank's contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over the remaining loan term of 27.2 years.

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

At December 31, 2017 and 2016, the remaining principal balance on the ESOP debt was $1.6 million. Total compensation expense recognized in connection with the ESOP was $105,000 and $80,000 for the years ended December 31, 2017 and 2016, respectively. The remaining principal balance on the ESOP debt as of December 31, 2017 is payable as follows:

Years Ending
December 31,	Amount
( In Thousands)

2018	$35
2019	37
2020	39
2021	40
2022	42
Thereafter	1,417
$1,610

Shares held by the ESOP are as follows as of December 31:

	2017	2016

Allocated	17,921	11,987
Committed to be allocated	5,993	5,994
Unallocated	155,833	161,826
Paid out to participants	(777)	(6)
Shares held by ESOP	178,970	179,801

The fair value of unallocated ESOP shares was $3.0 million and $2.4 million at December 31, 2017 and 2016, respectively.

Employment Agreements

The Bank has entered into employment agreements, change in control agreements and a retention agreement with certain executive officers which provide the executive officers with severance payments based upon salary, and the continuation of other benefits, upon a change in control as defined in the agreements and in the case of the retention agreement, the accrual of a payout for each year the executive remains employed by the Bank.

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

Financial instrument liabilities whose contract amounts represent off-balance sheet credit risk are as follows:

	At December 31,
	2017	2016
	(In Thousands)

Commitments to originate loans	$7,036	$5,958
Unadvanced funds on loans:
Home equity lines of credit	2,908	4,087
Construction loans	10,242	12,608
Commercial lines of credit	5,070	3,816
Consumer	128	117
	$25,384	$26,586

The Company accrues credit losses related to off-balance sheet financial instruments. Potential losses on off-balance sheet loan commitments are estimated using the same risk factors used to determine the allowance for loan losses. The allowance for off-balance sheet credit losses is recorded within other liabilities on the consolidated balance sheet. The balance as of December 31, 2017 and 2016 was $9,000 and $11,000, respectively.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of December 31, 2017 and 2016. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended December 31, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2017 :
Debt securities issued by U.S. government corporations and agencies	$8,280	$-	$8,280	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,253	-	3,253	-
Mortgage-backed securities	5,074	-	5,074	-
Totals	$16,607	$-	$16,607	$-

December 31, 2016 :
Debt securities issued by U.S. government corporations and agencies	$8,934	$-	$8,934	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,646	-	2,646	-
Mortgage-backed securities	5,461	-	5,461	-
Totals	$17,041	$-	$17,041	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2017 and 2016 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2017:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

December 31, 2016:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,970	$14,970	$-	$-	$14,970
Interest-bearing time deposits with other banks	1,106	-	1,106	-	1,106
Available-for-sale securities	16,607	-	16,607	-	16,607
Held-to-maturity securities	83	-	121	-	121
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	219,975	-	-	221,238	221,238
Accrued interest receivable	625	625	-	-	625

Financial liabilities:
Deposits	190,247	-	190,748	-	190,748
FHLB advances	40,209	-	38,212	-	38,212

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,188	$11,188	$-	$-	$11,188
Interest-bearing time deposits with other banks	1,092	-	1,098	-	1,098
Available-for-sale securities	17,041	-	17,041	-	17,041
Held-to-maturity securities	104	-	135	-	135
Federal Home Loan Bank stock	2,299	2,299	-	-	2,299
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	210,486	-	-	211,328	211,328
Accrued interest receivable	599	599	-	-	599

Financial liabilities:
Deposits	182,086	-	182,676	-	182,676
FHLB advances	37,329	-	37,089	-	37,089

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of December 31, 2017 and 2016 under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$26,097	15.15%	$13,782	8.0%	$17,227	10.0%
Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	10,336	6.0	13,782	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	7,752	4.5	11,198	6.5
Tier 1 Capital (to Average Assets)	24,859	9.45	10,521	4.0	13,151	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$24,440	14.56%	$13,424	8.0%	$16,781	10.0%
Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	10,068	6.0	13,424	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	23,380	13.93	7,551	4.5	10,907	6.5
Tier 1 Capital (to Average Assets)	23,380	9.38	9,970	4.0	12,463	5.0

NOTE 16 - RECLASSIFICATION

Certain amounts in the 2016 consolidated financial statements have been reclassified to be consistent with the current period presentation.

NOTE 17 – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

Pilgrim Bancshares, Inc.

BALANCE SHEETS

	At December 31,
	2017	2016
	(In Thousands)
ASSETS

Noninterest bearing deposits	$7,826	$7,702
Loan to the ESOP	1,610	1,646
Investment in subsidiary	24,748	23,259
Other assets	335	353
Total assets	$34,519	$32,960

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities	$400	$313
Stockholders' equity	34,119	32,647
Total liabilities and stockholders' equity	$34,519	$32,960

The condensed statements of income of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016
	(In Thousands)
Interest income from ESOP loan	$62	$59
Other noninterest expense	88	119
Loss before income tax expense (benefit) and equity in undistributed net
income of the Bank	(26)	(60)
Income tax expense (benefit)	17	(107)
(Loss) income before equity in undistributed net income of subsidiary	(43)	47
Equity in undistributed net income of subsidiary	1,130	960
Net income	$1,087	$1,007

The condensed statements of cash flows of the parent company only are as follows:

Pilgrim Bancshares, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
	(In Thousands)
Cash flows from operating activities:
Net income	$1,087	$1,007
Adustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(1,130)	(960)
Deferred tax expense (benefit)	113	(37)
Increase in other assets	(95)	(95)
Increase in other liabilities	87	143
Net cash provided by operating activities	62	58

Cash flows from investing activities:
Repayment of principal on ESOP loan	36	36
Net cash provided investing activities	36	36

Cash flows from financing activities:
Retirement of common stock	-	(550)
Stock options exercised	26	-
Net cash provided by (used in) financing activities	26	(550)

Net change in cash and cash equivalents	124	(456)

Cash and cash equivalents at beginning of period	7,702	8,158

Cash and cash equivalents at end of period	$7,826	$7,702

NOTE 18 - QUARTERLY DATA (unaudited)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In Thousands)
Interest and dividend income	$2,528	$2,456	$2,360	$2,306	$2,235	$2,194	$1,928	$1,866
Interest expense	551	503	483	448	429	426	374	352
Net interest and dividend income	1,977	1,953	1,877	1,858	1,806	1,768	1,554	1,514
Provision for loan losses	45	45	45	45	36	62	36	36
Net interest and dividend income, after provision for loan losses	1,932	1,908	1,832	1,813	1,770	1,706	1,518	1,478
Total noninterest income	87	128	117	114	114	155	146	147
Total noninterest expense	1,416	1,405	1,446	1,471	1,381	1,401	1,365	1,378
Income before income taxes	603	631	503	456	503	460	299	247
Provision for income taxes	485	257	179	185	113	184	114	91
Net income	$118	$374	$324	$271	$390	$276	$185	$156

Earnings per share:
Basic	$0.06	$0.18	$0.16	$0.13	$0.19	$0.14	$0.09	$0.08
Diluted	$0.05	$0.18	$0.16	$0.13	$0.19	$0.14	$0.09	$0.08

NOTE 19 – SUBSEQUENT EVENTS

On January 23, 2018, pursuant to the terms of the 2015 EIP, the Board of Directors granted 9,500 shares of restricted stock and 10,000 stock options to select officers. Of the 9,500 shares of restricted stock, 8,500 vest evenly over a five year period and the remaining 1,000 vest over a three year period. The 10,000 stock options granted vest evenly over a five year period and expire on January 23, 2028.

On January 26, 2018, the Board of Directors of Pilgrim Bancshares, Inc. declared a special cash dividend on the Company’s common stock of $0.30 per share. The dividend was payable to stockholders of record as of February 15, 2018. The dividend was paid on March 1, 2018.

