Form 10-Q
period 2018-03-31
Pilgrim Bancshares, Inc.
filed 2018-05-11
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

As of May 9, 2018, there were issued and outstanding 2,264,950 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31,	December 31,
(unaudited)	2018	2017

ASSETS
Cash and due from banks	$3,284	$1,391
Interest-bearing demand deposits with other banks	13,757	13,579
Total cash and cash equivalents	17,041	14,970
Interest-bearing time deposits with other banks	1,106	1,106
Investments in available-for-sale securities (at fair value)	16,564	16,607
Investments in held-to-maturity securities (fair value of $115 at March 31, 2018, and $121 at December 31, 2017)	80	83
Federal Home Loan Bank stock, at cost	2,296	2,296
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,259 at March 31, 2018, and $1,229 at December 31, 2017	214,820	219,975
Premises and equipment, net	4,708	4,758
Investment in real estate, net	1,538	1,547
Accrued interest receivable	665	625
Deferred income tax asset, net	596	559
Bank-owned life insurance	2,358	2,349
Other assets	240	249
Total assets	$262,396	$265,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$20,162	$17,559
Interest-bearing	169,443	172,688
Total deposits	189,605	190,247
Federal Home Loan Bank advances	38,008	40,209
Other liabilities	893	933
Total liabilities	228,506	231,389
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,264,950 shares issued at March 31, 2018 and 2,255,450 shares issued at December 31, 2017	23	23
Additional paid-in capital	21,320	21,093
Retained earnings	15,148	15,369
Unearned compensation - ESOP (154,335 shares unallocated at March 31, 2018 and 155,833 shares unallocated at December 31, 2017)	(1,544)	(1,559)
Unearned compensation - Restricted Stock	(804)	(675)
Accumulated other comprehensive loss	(253)	(132)
Total stockholders' equity	33,890	34,119
Total liabilities and stockholders' equity	$262,396	$265,508

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended March 31,
(unaudited)	2018	2017

Interest and dividend income:
Interest and fees on loans	$2,413	$2,193
Interest on debt securities:
Taxable	57	52
Tax-exempt	16	10
Other interest and dividends	84	51
Total interest and dividend income	2,570	2,306
Interest expense:
Interest on deposits	394	348
Interest on Federal Home Loan Bank advances	150	100
Total interest expense	544	448
Net interest and dividend income	2,026	1,858
Provision for loan losses	30	45
Net interest and dividend income after provision for loan losses	1,996	1,813
Noninterest income:
Service charges on deposit accounts	29	26
Gain on sales/calls of securities, net	1	1
Rental income	57	58
Other income	44	29
Total noninterest income	131	114
Noninterest expense:
Salaries and employee benefits	925	918
Occupancy expense	127	121
Equipment expense	39	44
Data processing expense	107	104
Professional fees	93	91
Federal Deposit Insurance Corporation assessment	41	42
Communications expense	39	27
Advertising and public relations expense	38	31
Insurance expense	15	15
Supplies expense	15	13
Other expense	48	65
Total noninterest expense	1,487	1,471
Income before income taxes	640	456
Income tax expense	181	185
Net income	$459	$271

Weighted-average number of common shares outstanding:
Basic	2,050,884	2,031,429
Diluted	2,103,463	2,040,800

Earnings per share:
Basic	$0.22	$0.13
Diluted	$0.22	$0.13

Dividends per share	$0.30	$-

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended March 31,
(unaudited)	2018	2017

Net income	$459	$271
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(157)	34
Reclassification adjustment for net realized gains in net income	(1)	(1)
Other comprehensive (loss) income before income tax effect	(158)	33
Income tax benefit (expense)	37	(12)
Other comprehensive (loss) income, net of tax	(121)	21
Comprehensive income	$338	$292

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
(unaudited)	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	Loss	Total
Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647
Net income	-	-	-	271	-	-	-	271
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	8	-	15	-	-	23
Share based compensation-restricted stock	-	-	-	-	-	46	-	46
Share based compensation-options	-	-	26	-	-	-	-	26
Other comprehensive income, net of tax effect	-	-	-	-	-	-	21	21
Balance, March 31, 2017	2,253,439	$23	$20,944	$14,531	$(1,604)	$(760)	$(100)	$33,034

Balance, December 31, 2017	2,255,450	$23	$21,093	$15,369	$(1,559)	$(675)	$(132)	$34,119
Net income	-	-	-	459	-	-	-	459
Restricted stock granted in connection with the equity incentive plan	9,500	-	183	-	-	(183)	-	-
Common stock held by ESOP committed to be allocated (1,498 shares)	-	-	14	-	15	-	-	29
Share based compensation-restricted stock	-	-	-	-	-	54	-	54
Share based compensation-options	-	-	30	-	-	-	-	30
Dividend declared	-	-	-	(680)	-	-	-	(680)
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(121)	(121)
Balance, March 31, 2018	2,264,950	$23	$21,320	$15,148	$(1,544)	$(804)	$(253)	$33,890

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
(unaudited)	2018	2017

Cash flows from operating activities:
Net income	$459	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	45
Capitalized interest on interest-bearing time deposits	-	(6)
Amortization of securities, net	14	19
Gain on sales/calls/writedowns of securities, net	(1)	(1)
Change in net deferred origination fees, costs, premiums and discounts	4	(25)
Depreciation and amortization	81	81
Stock based compensation expense	113	95
Increase in accrued interest receivable	(40)	(35)
Increase in bank-owned life insurance	(9)	(10)
Decrease (increase) in other assets	9	(16)
(Decrease) increase in other liabilities	(61)	15
Net cash provided by operating activities	599	433

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	-	(23)
Purchases of available-for-sale securities	(390)	(322)
Proceeds from maturities/calls/pay downs of available-for-sale securities	262	301
Proceeds from maturities of held-to-maturity securities	3	6
Loan principal originations and collections, net	5,351	2,817
Loans purchased	(230)	-
Capital expenditures	(22)	(9)
Net cash provided by investing activities	4,974	2,770

Cash flows from financing activities:
Net increase (decrease) increase in demand deposits, NOW and savings accounts	4,180	(1,279)
Net (decrease) increase in time deposits	(4,822)	3,878
Payments on Federal Home Loan Bank long-term advances	(5,201)	(1,317)
Proceeds from Federal Home Loan Bank long-term advances	3,000	3,500
Dividends paid to stockholders	(659)	-
Net cash (used in) provided by financing activities	(3,502)	4,782

Net increase in cash and cash equivalents	2,071	7,985
Cash and cash equivalents at beginning of period	14,970	11,188
Cash and cash equivalents at end of period	$17,041	$19,173

Supplemental disclosures:
Interest paid	$543	$447
Income taxes paid	87	108

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bancshares, Inc. (the “Company”) was incorporated in February 2014 under the laws of the State of Maryland. The Company owns all of the outstanding shares of common stock of Pilgrim Bank (the “Bank”). The Bank is a Massachusetts-chartered stock bank, which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“the FDIC”).

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Financial information as of March 31, 2018 and for the interim periods ended March 31, 2018 and 2017 is unaudited; however, in the opinion of management, reflects all adjustments considered necessary for a fair presentation of such information. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on December 31, 2019.

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

We have evaluated the impact of adopting the update and concluded that it will not have a significant impact on our consolidated financial statements. The Company’s revenue streams that are in-scope of the update include: deposit fees, including ATM fees, overdraft fees, maintenance fees and dormancy fees; and debit card fees. For in-scope revenue streams, our current revenue recognition would not be different than revenue recognition under the update. Financing the sale of OREO would be included in the scope of the update, however, the Company has not been involved in the financing of any OREO sales. Our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs. The Company’s fee income, from service charges on deposit accounts and bank card fees, is not material for any one individual income stream.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within accumulated other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income.  This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s federal tax rate from 34% to 21%.  The ASU changed the current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings.  The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted.  The Company elected to early adopt ASU 2018-02 and reclassified stranded taxes of $22,000 within accumulated other comprehensive loss to retained earnings, for the year ended December 31, 2017.

NOTE 4 - EARNINGS PER SHARE (EPS)

The Company has adopted the EPS guidance included in Accounting Standards Codification (ASC) 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the three months ended March 31, 2018 and 2017 have been computed based on the following:

	Three Months Ended March 31,
	2018	2017
Net income (In thousands)	$459	$271

Basic and diluted common shares:
Weighted average common shares outstanding	2,262,549	2,253,439
Weighted average unearned shares-restricted stock	(56,571)	(60,923)
Weighted average unallocated ESOP shares	(155,094)	(161,087)
Basic weighted average shares outstanding	2,050,884	2,031,429

Dilutive potential common shares-options	36,874	-
Dilutive effect of unearned restricted stock	15,705	9,371
Diluted weighted average shares outstanding	2,103,463	2,040,800

Basic earnings per share	$0.22	$0.13
Diluted earnings per share (1) (2)	$0.22	$0.13

(1)	Options to purchase 17,500 shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 because the effect was anti-dilutive.
(2)	Options to purchase 169,500 shares, representing all outstanding stock options as of March 31, 2017, were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 because the effect was anti-dilutive.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of March 31, 2018 and December 31, 2017:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
March 31, 2018:
Debt securities issued by U.S. government corporations and agencies	$8,745	$-	$126	$8,619
Debt securities issued by states of the United States and political subdivisions of the states	3,251	1	50	3,202
Mortgage-backed securities	4,901	2	160	4,743
	$16,897	$3	$336	$16,564

December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,350	$-	$70	$8,280
Debt securities issued by states of the United States and political subdivisions of the states	3,258	15	20	3,253
Mortgage-backed securities	5,174	3	103	5,074
	$16,782	$18	$193	$16,607

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
March 31, 2018:
Mortgage-backed securities	$80	$35	$-	$115
	$80	$35	$-	$115

December 31, 2017:
Mortgage-backed securities	$83	$38	$-	$121
	$83	$38	$-	$121

The scheduled maturities of debt securities were as follows as of March 31, 2018:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$999	$-	$-
Due after one year through five years	8,751	-	-
Due after five years through ten years	1,506	-	-
Due after ten years	565	-	-
Mortgage-backed securities	4,743	80	115
	$16,564	$80	$115

No available-for-sale securities were sold during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2018:
Debt securities issued by U.S. government corporations and agencies	$4,876	$74	$3,743	$52	$8,619	$126
Debt securities issued by states of the United States and political subdivisions of the states	1,816	27	1,059	23	2,875	50
Mortgage-backed securities	1,484	33	2,995	127	4,479	160
Total temporarily impaired securities	$8,176	$134	$7,797	$202	$15,973	$336

December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,025	$30	$3,755	$40	$7,780	$70
Debt securities issued by states of the United States and political subdivisions of the states	990	7	1,073	13	2,063	20
Mortgage-backed securities	1,512	10	3,228	93	4,740	103
Total temporarily impaired securities	$6,527	$47	$8,056	$146	$14,583	$193

As of March 31, 2018, investment securities with unrealized losses consist of 20 debt securities issued by U.S. government corporations and government-sponsored agencies, 13 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 27 government agencies and government sponsored enterprises. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

No other-than-temporary impairment losses were recognized for the three months ended March 31, 2018 and 2017.

NOTE 6 - LOANS

Loans consisted of the following:

	March 31,	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
One-to four- family residential	$137,676	$143,413
Commercial	24,316	24,360
Multi-family	21,125	21,402
Home equity loans and lines of credit	2,985	2,553
Construction	25,702	25,279
Commercial and industrial loans	3,010	2,802
Consumer loans:
Consumer lines of credit	20	12
Other consumer loans	860	994
Total Loans	215,694	220,815
Net deferred loan origination fees, costs, premiums and discounts	385	389
Allowance for loan losses	(1,259)	(1,229)
Net loans	$214,820	$219,975

The following tables set forth information regarding the allowance for loan losses as of and for the three months ended March 31, 2018 and 2017 and at March 31, 2018 and December 31, 2017:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total
	(In Thousands)
Three Months ended March 31, 2018:
Allowance for loan losses:
Beginning balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(23)	(2)	(1)	2	6	1	-	(1)	48	30
Ending balance	$589	$122	$85	$14	$354	$10	$-	$7	$78	$1,259

Three Months ended March 31, 2017:
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	51	4	(2)	(1)	(9)	(1)	-	(2)	5	45
Ending balance	$500	$138	$72	$11	$331	$9	$1	$13	$19	$1,094

At March 31, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	589	122	85	14	354	10	-	7	78	1,259
Total allowance for loan losses ending balance	$589	$122	$85	$14	$354	$10	$-	$7	$78	$1,259

Loans:
Ending balance:
Individually evaluated for impairment	$2,865	$615	$-	$6	$-	$-	$-	$-	$-	$3,486
Ending balance:
Collectively evaluated for impairment	134,811	23,701	21,125	2,979	25,702	3,010	20	860	-	212,208
Total loans ending balance	$137,676	$24,316	$21,125	$2,985	$25,702	$3,010	$20	$860	$-	$215,694

At December 31, 2017:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	591	124	86	12	348	9	-	8	30	1,208
Total allowance for loan losses ending balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229

Loans:
Ending balance:
Individually evaluated for impairment	$2,882	$622	$-	$6	$-	$-	$-	$-	$-	$3,510
Ending balance:
Collectively evaluated for impairment	140,531	23,738	21,402	2,547	25,279	2,802	12	994	-	217,305
Total loans ending balance	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$-	$220,815

The following tables set forth information regarding nonaccrual loans and past-due loans as of March 31, 2018 and December 31, 2017:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
March 31, 2018:
Real estate loans:
One- to four-family residential	$-	$567	$-	$567	$137,109	$137,676	$-	$109
Commercial	-	-	-	-	24,316	24,316	-	-
Multi-family	-	-	-	-	21,125	21,125	-	-
Home equity loans and lines of credit	29	6	-	35	2,950	2,985	-	-
Construction	-	-	-	-	25,702	25,702	-	-
Commercial and industrial loans	-	-	-	-	3,010	3,010	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	20	20	-	-
Other consumer	8	-	-	8	852	860	-	-
Total	$37	$573	$-	$610	$215,084	$215,694	$-	$109

December 31, 2017:
Real estate loans:
One- to four-family residential	$-	$-	$112	$112	$143,301	$143,413	$-	$112
Commercial	-	-	-	-	24,360	24,360	-	-
Multi-family	-	-	-	-	21,402	21,402	-	-
Home equity loans and lines of credit	-	-	-	-	2,553	2,553	-	-
Construction	-	-	-	-	25,279	25,279	-	-
Commercial and industrial loans	-	-	-	-	2,802	2,802	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	12	12	-	-
Other consumer	12	-	-	12	982	994	-	-
Total	$12	$-	$112	$124	$220,691	$220,815	$-	$112

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at March 31, 2018 and December 31, 2017:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)

March 31, 2018:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,865	$2,865	$-
Commercial	615	615	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	3,486	3,568	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	-	-	-
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	-	-	-

Total
Real estate loans:
One- to four-family residential	2,865	2,865	-
Commercial	615	615	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$3,486	$3,568	$-

December 31, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,315	$2,315	$-
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	2,943	3,025	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	567	567	21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	567	567	21

Total
Real estate loans:
One- to four-family residential	2,882	2,882	21
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$3,510	$3,592	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,871	$25	$2,830	$21
Commercial	617	11	650	-
Home equity loans and lines of credit	6	-	6	1
Total impaired with no related allowance	3,494	36	3,486	22

With an allowance recorded:
Real estate loans:
One- to four-family residential	-	-	567	6
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	-	-	567	6

Total
Real estate loans:
One- to four-family residential	2,871	25	3,397	27
Commercial	617	11	650	-
Home equity loans and lines of credit	6	-	6	1
Total impaired loans	$3,494	$36	$4,053	$28

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
March 31, 2018:
Grade:
Pass	$-	$22,781	$21,125	$-	$24,072	$3,010	$-	$-	$70,988
Special mention	-	1,535	-	-	1,630	-	-	-	3,165
Substandard	676	-	-	6	-	-	-	-	682
Loans not formally rated	137,000	-	-	2,979	-	-	20	860	140,859
Total	$137,676	$24,316	$21,125	$2,985	$25,702	$3,010	$20	$860	$215,694

December 31, 2017:
Grade:
Pass	$-	$22,818	$21,402	$-	$23,649	$2,802	$-	$-	$70,671
Special mention	-	1,542	-	-	1,630	-	-	-	3,172
Substandard	679	-	-	6	-	-	-	-	685
Loans not formally rated	142,734	-	-	2,547	-	-	12	994	146,287
Total	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$220,815

At March 31, 2018 and December 31, 2017, there were no loans rated “doubtful” or “loss.”

Credit Quality Information

The Company utilizes an eight grade internal loan rating system for commercial and multi-family real estate, construction and commercial loans as follows:

Loans rated 1 – 3W: Loans in these categories are considered “pass” rated loans with low to average risk.

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

During the three months ended March 31, 2018, there was one loan modified as a TDR. During the three months ended March 31, 2017, there were no loans modified as TDRs. The following table sets forth information regarding the loan modified as a TDR during the three month period ending March 31, 2018:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
March 31, 2018
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$150	$150
	1	$150	$150

The following table provides information on how the loan was modified as a TDR during the three month period ending March 31, 2018:

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)
March 31, 2018
Real estate loans:
One- to four- family residential	$-	$150	$-
Total	$-	$150	$-

As of March 31, 2018 there were two consumer mortgage loans (one relationship) collateralized by residential real estate in the process of foreclosure. These loans which were modified as troubled debt restructures within the past twelve months, amount to $655,000 on a gross basis and have a specific allowance for loan loss reserve of $82,000 resulting in a combined net loan balance of $573,000. As of March 31, 2018, there was no commitment to lend additional funds to this borrower. As of December 31, 2017, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $23.5 million and $22.7 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at March 31, 2018 and December 31, 2017 was $26.1 million and $28.4 million, respectively. The totals exclude $5.0 million of brokered time deposits, which were bifurcated into amounts below the FDIC insurance limit, as of March 31, 2018 and December 31, 2017.

For time deposits as of March 31, 2018, the scheduled maturities for each of the following five years ended March 31 are:

(In Thousands)
2019	$61,672
2020	8,534
2021	16,130
2022	5,229
2023	1,532
Total	$93,097

There were $9.1 million of brokered certificates of deposit and $9.1 million of listing service deposits at March 31, 2018 and December 31, 2017.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after March 31, 2018 are summarized as follows:

(In Thousands)
2019	$8,287
2020	8,902
2021	3,293
2022	1,537
2023	9,489
Thereafter	6,500
$38,008

Interest rates ranged from 1.01% to 2.34% with a weighted-average interest rate of 1.57% at March 31, 2018. Interest rates ranged from 1.01% to 2.08% with a weighted-average interest rate of 1.48% at December 31, 2017.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of March 31, 2018 and December 31, 2017. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the three months ended March 31, 2018.

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

The following summarizes assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2018 :
Debt securities issued by U.S. government corporations and agencies	$8,619	$-	$8,619	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,202	-	3,202	-
Mortgage-backed securities	4,743	-	4,743	-
Totals	$16,564	$-	$16,564	$-

December 31, 2017 :
Debt securities issued by U.S. government corporations and agencies	$8,280	$-	$8,280	$-
Debt securities issued by states of the United States and political subdivisions of the states	3,253	-	3,253	-
Mortgage-backed securities	5,074	-	5,074	-
Totals	$16,607	$-	$16,607	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2018 and December 31, 2017 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2018:
Impaired loans	$573	$-	$-	$573
Totals	$573	$-	$-	$573

December 31, 2017:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,041	$17,041	$-	$-	$17,041
Interest-bearing time deposits with other banks	1,106	-	1,106	-	1,106
Available-for-sale securities	16,564	-	16,564	-	16,564
Held-to-maturity securities	80	-	115	-	115
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	214,820	-	-	215,460	215,460
Accrued interest receivable	665	665	-	-	665

Financial liabilities:
Deposits	189,605	-	190,048	-	190,048
FHLB advances	38,008	-	36,251	-	36,251

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,970	$14,970	$-	$-	$14,970
Interest-bearing time deposits with other banks	1,106	-	1,106	-	1,106
Available-for-sale securities	16,607	-	16,607	-	16,607
Held-to-maturity securities	83	-	121	-	121
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central Reserve Fund	384	384	-	-	384
Loans, net	219,975	-	-	221,238	221,238
Accrued interest receivable	625	625	-	-	625

Financial liabilities:
Deposits	190,247	-	190,748	-	190,748
FHLB advances	40,209	-	38,212	-	38,212

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 under the indicated captions. Accounting policies related to financial instruments are described below.

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

NOTE 10 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At March 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of March 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of March 31, 2018 and December 31, 2017.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2018:
Total Capital (to Risk Weighted Assets)	$26,724	15.67%	$13,644	8.0%	$17,055	10.0%
Tier 1 Capital (to Risk Weighted Assets)	25,456	14.93	10,233	6.0	13,644	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	25,456	14.93	7,675	4.5	11,086	6.5
Tier 1 Capital (to Average Assets)	25,456	9.66	10,543	4.0	13,179	5.0

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$26,097	15.15%	$13,782	8.0%	$17,227	10.0%
Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	10,336	6.0	13,782	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	7,752	4.5	11,198	6.5
Tier 1 Capital (to Average Assets)	24,859	9.45	10,521	4.0	13,151	5.0

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

The Company did not repurchase any shares of common stock during the three months ended March 31, 2018 and 2017.

NOTE 12 - EQUITY INCENTIVE PLAN

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provided for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. All stock options have a ten year life.

Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to certain employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period.

Pursuant to the terms of the 2015 EIP, on June 1, 2017, the Board of Directors granted 3,350 shares of restricted stock and 7,500 stock options to a director. The 3,350 shares of restricted stock granted and 7,500 stock options vest evenly over a five year period. On June 1, 2017, 3,339 shares of restricted stock were surrendered for payment of tax obligations related to the vesting process.

Pursuant to the terms of the 2015 EIP, on January 23, 2018, the Board of Directors granted 9,500 shares of restricted stock and 10,000 stock options to certain employees. Of the 9,500 shares of restricted stock granted, 8,500 vest evenly over a five year period and the remaining 1,000 vest over a three year period. The 10,000 stock options vest over a five year period.

At March 31, 2018, there were 6,103 restricted stock awards and 37,758 stock options available for future grants.

The fair value of each option awarded for the 2015 EIP is estimated on the date of the grant using the Black-Scholes Option-Pricing Model. The expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period. The expected volatility for the 2016 and 2017 awards is based on peer group volatility because the Company did not have sufficient trading history. The expected volatility for the 2018 awards is based on Pilgrim Bancshares, Inc.’s trading history. The dividend yield is based on the Company’s expectation of no dividend payouts. The risk-free rate was based on the U.S. Treasury yield curve in effect at the date of the grant for a period equivalent to the expected life of the option.

The weighted average assumptions and fair value used for options granted are as follows:

	Stock Option
	Assumptions
	Grant 1/23/2018	Grant 6/1/2017	Grant 6/1/2016
Expected life	6.40 years	6.40 years	6.40 years
Expected dividend yield	0%	0%	0%
Expected volatility	13.74%	23.93%	20.24%
Expected forfeiture rate	0%	0%	0%
Risk free rate	2.55%	2.02%	1.67%
Fair value per option	$4.18	$5.04	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the three months ended March 31, 2018 and March 31, 2017 is as follows:

	2018		2017
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of period	175,000	$13.05	169,500	$12.85
Granted	10,000	$19.30	-	-
Exercised	-	-	-	-
Outstanding at end of period	185,000	$13.39	169,500	$12.85

Exercisable at end of period	31,900	$12.85	-	-

Weighted average fair value of 167,500 options granted 6/1/2016	$3.17
Weighted average contractual life remaining	8.2 years
Weighted average exercise price	$12.85
Aggregate intrinsic value as of March 31, 2018 ($ in thousands)	$1,156

Weighted average fair value of 7,500 options granted 6/1/2017	$5.04
Weighted average contractual life remaining	9.2 years
Weighted average exercise price	$17.45
Aggregate intrinsic value as of March 31, 2018 ($ in thousands)	$17

Weighted average fair value of 10,000 options granted 1/23/2018	$3.16
Weighted average contractual life remaining	9.8 years
Weighted average exercise price	$19.30
Aggregate intrinsic value as of March 31, 2018 ($ in thousands)	$5

	Restricted Stock
	2018		2017
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value

Unvested outstanding at beginning of period	60,110	$13.11	70,950	$12.85
Granted	9,500	$19.30	-	$-
Unvested oustanding at end of period	69,610	$13.95	70,950	$12.85

As of March 31, 2018, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2016 amounted to $340,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2016 amounted to $578,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 2.9 years.

As of March 31, 2018, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2017 amounted to $32,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2017 amounted to $49,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.2 years.

As of March 31, 2018, unrecognized share-based compensation expense related to non-vested options granted on January 23, 2018 amounted to $31,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on January 23, 2018 amounted to $177,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.8 years.

For the three months ended March 31, 2018, the Company recognized stock option related compensation expense of $30,000, and the recognized tax benefit related to this expense was $3,000. For the three months ended March 31, 2018, the Company recognized restricted stock related compensation expense of $54,000, and the recognized tax benefit related to this expense was $15,000.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the three months ended March 31, 2018, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Annual Report Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets decreased $3.1 million, or 1.2%, to $262.4 million at March 31, 2018 from $265.5 million at December 31, 2017. The decrease was primarily due to a decrease of $5.2 million in net loans, offset in part by an increase of $2.1 million in cash and cash equivalents.

Total cash and cash equivalents increased $2.1 million, or 13.8%, to $17.1 million at March 31, 2018 from $15.0 million at December 31, 2017. The increase in cash and cash equivalents resulted from proceeds of loan payoffs.

Net loans decreased $5.2 million, or 2.3%, to $214.8 million at March 31, 2018 from $220.0 million at December 31, 2017. The Company originated $13.4 million of new loans, and participated in a $230,000 residential construction loan for the three months ended March 31, 2018. Of the $13.4 million of new loans originated during the three months ended March 31, 2018, $4.6 million of funds were not advanced. Loan amortization and payoffs totaled $14.0 million during the three months ended March 31, 2018.

Investment securities classified as available-for-sale remained flat at $16.6 million for both March 31, 2018 and December 31, 2017. Investment securities classified as held-to-maturity decreased $3,000, or 3.6%, to $80,000 at March 31, 2018, from $83,000 at December 31, 2017 due to payments in the ordinary course of business.

Bank-owned life insurance at March 31, 2018 increased $9,000, or 0.4%, to $2.4 million at March 31, 2018 from $2.3 million at December 31, 2017 due to normal increases in cash surrender value.

Deposits decreased $642,000, or 0.3%, to $189.6 million at March 31, 2018 from $190.2 million at December 31, 2017, primarily due to a $4.8 million decrease in certificates of deposit and $1.8 million decrease in NOW accounts, partially offset by a $2.7 million increase in demand deposits, a $2.1 million increase in money market accounts, and a $1.4 million increase in savings accounts. Core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively increased $4.3 million, or 4.7%, to $96.6 million at March 31, 2018 from $92.3 million at December 31, 2017 due to new deposit account openings.

FHLB advances decreased $2.2 million, or 5.5%, to $38.0 million at March 31, 2018 from $40.2 million at December 31, 2017 as a result of payments on amortizing borrowings. FHLB advances as of March 31, 2018 consisted of long term bullet and amortizing borrowings.

Stockholders’ equity decreased $229,000, or 0.67%, to $33.9 million at March 31, 2018 from $34.1 million at December 31, 2017. The decrease was driven by $459,000 of net income offset by $680,000 dividends declared during the three months ended March 31, 2018.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At March 31, 2018			At December 31, 2017

	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential (1)	$-	$567	$-	$-	$-	$112
Commercial		-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	29	6	-	-	-	-
Construction	-	-	-	-	-	-
Total real estate	29	573	-	-	-	112
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	8	-	-	12	-	-
Total loans	$37	$573	$-	$12	$-	$112

(1)	There were no delinquent non-owner occupied residential real estate loans at March 31, 2018 or December 31, 2017.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of March 31, 2018 and December 31, 2017.

	At March 31,	At December 31,
	2018	2017
	(In Thousands)
Classified assets:
Substandard:
Loans (1)	$682	$685
Securities	80	83
Total substandard	762	768
Doubtful	-	-
Loss	-	-
Total classified assets	$762	$768
Special mention	$3,165	$3,172

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

	At March 31,	At December 31,
	2018	2017
	(Dollars In Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$109	$112
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	-	-
Construction	-	-
Total real estate	109	112
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	109	112

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	109	112

Other non-performing assets	-	-
Total non-performing assets	109	112

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	2,865	2,882
Commercial	615	622
Multi-family	-	-
Home equity loans and lines of credit	6	6
Total real estate	3,486	3,510
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	3,486	3,510

Total non-performing loans and troubled debt restructurings	$3,595	$3,622

Non-performing loans to total loans	0.05%	0.05%
Non-performing assets to total assets	0.04%	0.04%
Non-performing assets and troubled debt restructurings to total assets	1.37%	1.36%

(1)	There were no non-performing non-owner occupied residential real estate loans at March 31, 2018 or December 31, 2017.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at March 31, 2018 or December 31, 2017.

We had no foreclosed real estate at March 31, 2018 and December 31, 2017.

Other Loans of Concern. There were no other loans at March 31, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General. Net income for the three months ended March 31, 2018 was $459,000, compared to net income of $271,000 for the three months ended March 31, 2017. The increase of $188,000, or 69.4%, in net income was due to an increase in net interest income and the reduction in the Company’s effective tax rate as a result of the Tax Cut and Jobs Act enactment in December 2017, partially offset by an increase in noninterest expense. Income before taxes increased $184,000 or 40.4%.

Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2018 increased $264,000, or 11.4%, to $2.6 million compared to $2.3 million for the three months ended March 31, 2017. The increase in interest and dividend income was the result of higher average loan balances and yields in the three months ended March 31, 2018. The average balance of loans during the three months ended March 31, 2018 increased $8.9 million to $219.9 million from $211.0 million for the three months ended March 31, 2017, while the average yield on loans increased 23 basis points to 4.39% for the three months ended March 31, 2018 from 4.16% for the three months ended March 31, 2017. The increase in average yield on loans was primarily driven by the timing of the Federal Reserve Bank raising the federal funds rate. During 2017, the Federal Reserve Bank increased federal funds rates 25 basis points on three separate occasions. The first 25 basis point increase was not until March 31, 2017. The average balance of interest-earning deposits increased $256,000 to $13.6 million for the three months ended March 31, 2018 from $13.3 million for the three months ended March 31, 2017, and the yield on interest-earning deposits increased 76 basis points to 1.61% for the three months ended March 31, 2018 from 0.85% for the three months ended March 31, 2017. The increase was consistent with rising short-term rates.

Interest Expense. Total interest expense increased $96,000, or 21.4%, to $544,000 for the three months ended March 31, 2018 from $448,000 for the three months ended March 31, 2017. Interest expense on interest-bearing deposit accounts increased $46,000, or 13.2%, to $394,000 for the three months ended March 31, 2018 from $348,000 for the three months ended March 31, 2017. The increase was primarily due to higher average deposit balances and higher interest rates on certificates of deposits.

Interest expense on FHLB advances increased $50,000, or 50.0%, to $150,000 for the three months ended March 31, 2018 from $100,000 for the three months ended March 31, 2017. The average balance of advances decreased $803,000, or 2.0%, to $38.8 million for the three months ended March 31, 2018 from $39.6 million for the three months ended March 31, 2017. The cost of funds on FHLB advances increased 53 basis points to 1.55% for the three months ended March 31, 2018 from 1.02% for the three months ended March 31, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $168,000, or 9.0%, to $2.0 million for the three months ended March 31, 2018 from $1.9 million for the three months ended March 31, 2017. On a tax-equivalent basis, net interest and dividend income increased $168,000, or 9.0%, to $2.0 million for the three months ended March 31, 2018 from $1.9 million for the three months ended March 31, 2017. The tax-equivalent basis increase resulted from a $264,000 increase in interest income, partially offset by a $96,000 increase in interest expense. Our average interest-earning assets increased $8.5 million to $252.7 million for the three months ended March 31, 2018 from $244.2 million for the three months ended March 31, 2017. Our net interest rate spread increased 14 basis points to 3.03% for the three months ended March 31, 2018 from 2.89% for the three months ended March 31, 2017, and our net interest margin increased 16 basis points to 3.21% for the three months ended March 31, 2018 from 3.05% for the three months ended March 31, 2017. The increase in our interest rate spread and net interest margin reflected an increase in average balance of loans and increased interest and fees on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended March 31, 2018 of $30,000, compared to a provision of $45,000 for the three months ended March 31, 2017. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the three months ended March 31, 2018 and 2017, respectively. The allowance for loan losses was $1.3 million, or 0.58% of total loans at March 31, 2018, compared to $1.1 million or 0.52% of total loans at March 31, 2017.

Noninterest Income. Noninterest income increased $17,000, or 14.9%, to $131,000 for the three months ended March 31, 2018 from $114,000 for the three months ended March 31, 2017. The increase was driven by increased deposit fees and financial advisory referral fees during the three months ended March 31, 2018. Rental income was relatively flat at $57,000 for the three months ended March 31, 2018 compared to $58,000 for the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense was flat at $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Salaries and benefits increased $7,000 due to staff merit increases, occupancy expense increased $6,000, equipment expense decreased $5,000, communications expenses increased $12,000 and advertising increased $7,000 due to mail and print ad campaigns, and all other noninterest expenses decreased $11,000, spread across various categories.

Income Taxes. Income before income taxes of $640,000 resulted in income tax expense of $181,000 for the three months ended March 31, 2018, compared to income before income taxes of $456,000 resulting in an income tax expense of $185,000 for the three months ended March 31, 2017. The effective income tax rate was 28.3% for the three months ended March 31, 2018 compared to 40.6% for the three months ended March 31, 2017. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R. 1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Act). Among other provisions, the Tax Act reduced the historical corporate income tax rate to 21 percent for tax years beginning after December 21, 2017. The reduction in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven by the passage of the tax bill.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$219,915	$2,413	4.39%	$210,964	$2,193	4.16%
Interest-earning deposits	13,594	55	1.61%	13,338	28	0.85%
Investment securities (2)	16,528	77	1.87%	17,240	67	1.55%
Federal Home Loan Bank stock and The Co- operative Central Reserve Fund	2,680	29	4.31%	2,703	22	3.30%
Total interest-earning assets	252,717	2,574	4.07%	244,245	2,310	3.78%
Noninterest-earning assets	10,519			11,113
Total assets	$263,236			$255,358

Interest-bearing liabilities:
Savings accounts	$20,460	7	0.15%	$20,500	8	0.15%
NOW accounts	21,047	3	0.05%	18,962	2	0.05%
Money market accounts	33,728	34	0.40%	32,316	32	0.39%
Certificates of deposit	95,642	350	1.46%	91,227	306	1.34%
Total interest-bearing deposits	170,877	394	0.92%	163,005	348	0.85%
Federal Home Loan Bank advances	38,751	150	1.55%	39,554	100	1.02%
Total interest-bearing liabilities	209,628	544	1.04%	202,559	448	0.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	18,575			18,946
Other noninterest-bearing liabilities	1,069			901
Total noninterest-bearing liabilities	19,644			19,847
Total liabilities	229,272			222,406
Total stockholders' equity	33,964			32,952
Total liabilities and total stockholders' equity	$263,236			$255,358
Net interest income		$2,030			$1,862
Net interest rate spread (3)			3.03%			2.89%
Net interest-earning assets (4)	$43,089			$41,686
Net interest margin (5)			3.21%			3.05%
Average interest-earning assets to interest-bearing liabilities	120.55%			120.58%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $4,000 and $5,000 was applied to tax-exempt income for the three months ended March 31, 2018 and March 31, 2017, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, proceeds from maturities and calls of securities, maturities of certificate of deposit investments and FHLB advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits with other banks. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $599,000 and $433,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. Net cash provided by investing activities was $5.0 million and $2.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively. For the three months ended March 31, 2018, net cash provided by investing activities consisted primarily of $5.4 million of net loan collections and amortization. Net cash (used in) provided by financing activities was $(3.5) million and $4.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Activity was primarily in the deposit accounts and payments on FHLB advances for the three months ended March 31, 2018 and 2017.

At March 31, 2018, the Bank exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $25.5 million or 14.9% of risk-weighted assets, which is above the required level of $11.1 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $25.5 million, or 14.9% of risk-weighted assets, which is above the required level of $13.6 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $25.5 million, or 9.7% of average assets, which is above the required level of $13.2 million, or 5.0% of average assets; and total risk-based capital of $26.7 million, or 15.7% of risk-weighted assets, which is above the required level of $17.1 million, or 10.0% of risk-weighted assets. At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a CET1 capital level of $24.9 million, or 14.4% of risk-weighted assets, which was the above the required level of $11.2 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $24.9 million, or 14.4% of risk-weighted assets which is above the required level of $13.8 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $24.9 million, or 9.5% of average assets, which is above the required level of $13.2 million, or 5.0% of average assets; and a total risk-based capital of $26.1 million, or 15.2% of risk-weighted assets, which is above the required level of $17.2 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at March 31, 2018 and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2018, we had outstanding commitments to originate loans of $8.6 million and unadvanced funds on loans of $20.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $61.7 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. These arrangements are not expected to have a material impact on the Company’s financial condition or results of operations.

We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are not required by smaller reporting companies, such as the Company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

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

Pilgrim Bancshares, Inc.

Date: May 11, 2018	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: May 11, 2018	/s/ Christopher G. McCourt
Christopher G. McCourt Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.*
3.2	Bylaws of Pilgrim Bancshares, Inc.*
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*           Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

