Form 10-Q
period 2018-06-30
Pilgrim Bancshares, Inc.
filed 2018-08-10
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were issued and outstanding 2,261,619 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30,	December 31,
(unaudited)	2018	2017

ASSETS
Cash and due from banks	$1,486	$1,391
Interest-bearing demand deposits with other banks	16,627	13,579
Total cash and cash equivalents	18,113	14,970
Interest-bearing time deposits with other banks	1,111	1,106
Investments in available-for-sale securities (at fair value)	16,020	16,607
Investments in held-to-maturity securities (fair value of $115 at June 30, 2018, and $121 at December 31, 2017)	78	83
Federal Home Loan Bank stock, at cost	2,296	2,296
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,274 at June 30, 2018, and $1,229 at December 31, 2017	217,299	219,975
Premises and equipment, net	4,720	4,758
Investment in real estate, net	1,520	1,547
Accrued interest receivable	674	625
Deferred income tax asset, net	601	559
Bank-owned life insurance	2,367	2,349
Other assets	379	249
Total assets	$265,562	$265,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$22,193	$17,559
Interest-bearing	172,441	172,688
Total deposits	194,634	190,247
Federal Home Loan Bank advances	35,801	40,209
Other liabilities	777	933
Total liabilities	231,212	231,389
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,261,619 shares issued at June 30, 2018 and 2,255,450 shares issued at December 31, 2017	23	23
Additional paid-in capital	21,299	21,093
Retained earnings	15,570	15,369
Unearned compensation - ESOP (152,836 shares unallocated at June 30, 2018 and 155,833 shares unallocated at December 31, 2017)	(1,528)	(1,559)
Unearned compensation - Restricted Stock	(746)	(675)
Accumulated other comprehensive loss	(268)	(132)
Total stockholders' equity	34,350	34,119
Total liabilities and stockholders' equity	$265,562	$265,508

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$2,398	$2,231	$4,811	$4,424
Interest on debt securities:
Taxable	57	49	114	101
Tax-exempt	15	11	31	20
Other interest and dividends	94	69	178	119
Total interest and dividend income	2,564	2,360	5,134	4,664
Interest expense:
Interest on deposits	427	388	821	735
Interest on Federal Home Loan Bank advances	146	95	296	196
Total interest expense	573	483	1,117	931
Net interest and dividend income	1,991	1,877	4,017	3,733
Provision for loan losses	15	45	45	90
Net interest and dividend income after provision for loan losses	1,976	1,832	3,972	3,643
Noninterest income:
Service charges on deposit accounts	35	28	64	54
Gain on sales/calls of securities, net	2	-	3	1
Gain on sales of loans, net	1	6	1	6
Rental income	56	55	113	113
Other income	28	28	71	58
Total noninterest income	122	117	252	232
Noninterest expense:
Salaries and employee benefits	926	899	1,851	1,817
Occupancy expense	122	118	249	239
Equipment expense	44	40	83	84
Data processing expense	125	100	232	204
Professional fees	92	93	185	184
Federal Deposit Insurance Corporation assessment	41	44	82	87
Communications expense	25	27	64	53
Advertising and public relations expense	42	33	80	63
Insurance expense	16	16	31	32
Supplies expense	15	17	30	30
Other expense	59	59	107	124
Total noninterest expense	1,507	1,446	2,994	2,917
Income before income taxes	591	503	1,230	958
Income tax expense	168	179	349	363
Net income	$423	$324	$881	$595

Weighted-average number of common shares outstanding:
Basic	2,055,425	2,035,716	2,053,164	2,033,581
Diluted	2,113,504	2,065,854	2,108,737	2,052,687

Earnings per share:
Basic	$0.21	$0.16	$0.43	$0.29
Diluted	$0.20	$0.16	$0.42	$0.29

Dividends per share	$-	$-	$0.30	$-

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017

Net income	$423	$324	$881	$595
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(18)	40	(174)	74
Reclassification adjustment for net realized gains in net income	(2)	-	(3)	(1)
Other comprehensive (loss) income before income tax effect	(20)	40	(177)	73
Income tax benefit (expense)	5	(15)	41	(27)
Other comprehensive (loss) income, net of tax	(15)	25	(136)	46
Comprehensive income	$408	$349	$745	$641

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2018 and 2017

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
(unaudited)	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	Loss	Total
Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647
Net income	-	-	-	595	-	-	-	595
Restricted stock surrendered and retired	(3,339)	-	(58)	-	-	-	-	(58)
Restricted stock granted in connection with equity incentive plan	3,350	-	58	-	-	(58)	-	-
Stock options exercised	1,500	-	19	-	-	-	-	19
Common stock held by ESOP committed to be allocated (2,997 shares)	-	-	17	-	31	-	-	48
Share based compensation-restricted stock	-	-	-	-	-	92	-	92
Share based compensation-options	-	-	55	-	-	-	-	55
Other comprehensive income, net of tax effect	-	-	-	-	-	-	46	46
Balance, June 30, 2017	2,254,950	$23	$21,001	$14,855	$(1,588)	$(772)	$(75)	$33,444

Balance, December 31, 2017	2,255,450	$23	$21,093	$15,369	$(1,559)	$(675)	$(132)	$34,119
Net income	-	-	-	881	-	-	-	881
Restricted shares surrendered and retired	(3,331)	-	(67)	-	-	-	-	(67)
Restricted stock granted in connection with the equity incentive plan	9,500	-	183	-	-	(183)	-	-
Common stock held by ESOP committed to be allocated (2,997 shares)	-	-	30	-	31	-	-	61
Share based compensation-restricted stock	-	-	-	-	-	112	-	112
Share based compensation-options	-	-	60	-	-	-	-	60
Dividend declared	-	-	-	(680)	-	-	-	(680)
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(136)	(136)
Balance, June 30, 2018	2,261,619	$23	$21,299	$15,570	$(1,528)	$(746)	$(268)	$34,350

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
(unaudited)	2018	2017

Cash flows from operating activities:
Net income	$881	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45	90
Capitalized interest on interest-bearing time deposits	(5)	(6)
Amortization of securities, net	31	43
Gain on sales/calls of securities, net	(3)	(1)
Loans originated for sale	(280)	(408)
Proceeds from sales of loans originated for sale	281	414
Gains on sales of loans, net	(1)	(6)
Change in net deferred origination fees, costs, premiums and discounts	(5)	20
Depreciation and amortization	162	161
Stock based compensation expense	233	195
(Increase) decrease in accrued interest receivable	(49)	16
Increase in bank-owned life insurance	(18)	(17)
(Increase) in other assets	(130)	(167)
Decrease in other liabilities	(156)	(182)
Net cash provided by operating activities	986	747

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	-	(62)
Purchases of available-for-sale securities	(390)	(603)
Proceeds from maturities/calls/pay downs of available-for-sale securities	771	669
Proceeds from maturities of held-to-maturity securities	5	10
Loan principal originations and collections, net	2,866	2,527
Loans purchased	(230)	(4,000)
Capital expenditures	(97)	(68)
Net cash provided by (used in) investing activities	2,925	(1,527)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	4,226	(2,737)
Net increase in time deposits	161	8,618
Payments on Federal Home Loan Bank long-term advances	(7,408)	(8,820)
Proceeds from Federal Home Loan Bank long-term advances	3,000	7,500
Restricted shares surrendered and retired	(67)	(58)
Stock options exercised	-	19
Dividends paid to stockholders	(680)	-
Net cash (used in) provided by financing activities	(768)	4,522

Net increase in cash and cash equivalents	3,143	3,742
Cash and cash equivalents at beginning of period	14,970	11,188
Cash and cash equivalents at end of period	$18,113	$14,930

Supplemental disclosures:
Interest paid	$1,120	$936
Income taxes paid	448	693

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Pilgrim Bancshares, Inc. (the “Company”) was incorporated in February 2014 under the laws of the State of Maryland. The Company owns all of the outstanding shares of common stock of Pilgrim Bank (the “Bank”). The Bank is a Massachusetts-chartered stock bank, which was incorporated in 1916 and is headquartered in Cohasset, Massachusetts. The Bank operates its business from three banking offices located in Massachusetts. The Bank is engaged principally in the business of attracting deposits from the public and investing those deposits in residential and commercial real estate loans, and in commercial, consumer and small business loans. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“the FDIC”).

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Financial information as of June 30, 2018 and for the interim periods ended June 30, 2018 and 2017 is unaudited; however, in the opinion of management, reflects all adjustments considered necessary for a fair presentation of such information. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on December 31, 2019.

In May 2014 and August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

We have evaluated the impact of adopting the update and concluded that it will not have a significant impact on our consolidated financial statements. The Company’s revenue streams that are in-scope of the update include: deposit fees, (including ATM fees, overdraft fees, maintenance fees and dormancy fees); and debit card fees. For in-scope revenue streams, our current revenue recognition would not be different than revenue recognition under the update. Financing the sale of OREO would be included in the scope of the update; however, the Company has not been involved in the financing of any OREO sales. Our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs. The Company’s fee income, from service charges on deposit accounts and bankcard fees, is not material for any one individual income stream.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the three and six months ended June 30, 2018 and 2017 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (In thousands)	$423	$324	$881	$595

Basic and diluted common shares:
Weighted average common shares outstanding	2,263,864	2,253,805	2,263,200	2,253,623
Weighted average unearned shares-restricted stock	(54,831)	(58,488)	(55,689)	(59,702)
Weighted average unallocated ESOP shares	(153,608)	(159,601)	(154,347)	(160,340)
Basic weighted average shares outstanding	2,055,425	2,035,716	2,053,164	2,033,581

Dilutive potential common shares-options	42,347	16,008	39,706	6,967
Dilutive effect of unearned restricted stock	15,732	14,130	15,867	12,139
Diluted weighted average shares outstanding	2,113,504	2,065,854	2,108,737	2,052,687

Basic earnings per share	$0.21	$0.16	$0.43	$0.29
Diluted earnings per share (1)	$0.20	$0.16	$0.42	$0.29

(1)	Options to purchase 17,500 shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 because the effect was anti-dilutive.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of June 30, 2018 and December 31, 2017:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
June 30, 2018:
Debt securities issued by U.S. government corporations and agencies	$8,748	$-	$137	$8,611
Debt securities issued by states of the United States and political subdivisions of the states	3,046	-	43	3,003
Mortgage-backed securities	4,579	1	174	4,406
	$16,373	$1	$354	$16,020
December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,350	$-	$70	$8,280
Debt securities issued by states of the United States and political subdivisions of the states	3,258	15	20	3,253
Mortgage-backed securities	5,174	3	103	5,074
	$16,782	$18	$193	$16,607

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
June 30, 2018:
Mortgage-backed securities	$78	$37	$-	$115
	$78	$37	$-	$115

December 31, 2017:
Mortgage-backed securities	$83	$38	$-	$121
	$83	$38	$-	$121

The scheduled maturities of debt securities were as follows as of June 30, 2018:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$2,088	$-	$-
Due after one year through five years	7,933	-	-
Due after five years through ten years	1,282	-	-
Due after ten years	311	-	-
Mortgage-backed securities	4,406	78	115
	$16,020	$78	$115

No available-for-sale securities were sold during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2018:
Debt securities issued by U.S. government corporations and agencies	$4,865	$87	$3,746	$50	$8,611	$137
Debt securities issued by states of the United States and political subdivisions of the states	1,693	22	984	21	2,677	43
Mortgage-backed securities	1,554	41	2,777	133	4,331	174
Total temporarily impaired securities	$8,112	$150	$7,507	$204	$15,619	$354

December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,025	$30	$3,755	$40	$7,780	$70
Debt securities issued by states of the United States and political subdivisions of the states	990	7	1,073	13	2,063	20
Mortgage-backed securities	1,512	10	3,228	93	4,740	103
Total temporarily impaired securities	$6,527	$47	$8,056	$146	$14,583	$193

As of June 30, 2018, investment securities with unrealized losses consist of 20 debt securities issued by U.S. government corporations and government-sponsored agencies, 12 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 25 government agencies and government sponsored enterprises. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

No other-than-temporary impairment losses were recognized for the three and six months ended June 30, 2018 and 2017.

NOTE 6 - LOANS

Loans consisted of the following:

	June 30,	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
One-to four- family residential	$138,443	$143,413
Commercial	24,414	24,360
Multi-family	21,780	21,402
Home equity loans and lines of credit	3,410	2,553
Construction	26,515	25,279
Commercial and industrial loans	2,848	2,802
Consumer loans:
Consumer lines of credit	16	12
Other consumer loans	753	994
	218,179	220,815
Net deferred loan origination fees, costs, premiums and discounts	394	389
Allowance for loan losses	(1,274)	(1,229)
Net loans	$217,299	$219,975

The following tables set forth information regarding the allowance for loan losses as of and for the three and six months ended June 30, 2018 and 2017 and at June 30, 2018 and December 31, 2017:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total
	(In Thousands)
Three Months ended June 30, 2018:
Allowance for loan losses:
Beginning balance	$589	$122	$85	$14	$354	$10	$-	$7	$78	$1,259
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(8)	(2)	2	3	38	(1)	-	(1)	(16)	15
Ending balance	$581	$120	$87	$17	$392	$9	$-	$6	$62	$1,274

Three Months ended June 30, 2017:
Allowance for loan losses:
Beginning balance	$500	$138	$72	$11	$331	$9	$1	$13	$19	$1,094
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	24	(7)	13	-	18	-	-	(3)	-	45
Ending balance	$524	$131	$85	$11	$349	$9	$1	$10	$19	$1,139

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total
	(In Thousands)
Six Months ended June 30, 2018:
Allowance for loan losses:
Beginning balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(31)	(4)	1	5	44	-	-	(2)	32	45
Ending balance	$581	$120	$87	$17	$392	$9	$-	$6	$62	$1,274

Six Months ended June 30, 2017:
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	75	(3)	11	(1)	9	(1)	-	(5)	5	90
Ending balance	$524	$131	$85	$11	$349	$9	$1	$10	$19	$1,139

At June 30, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	581	120	87	17	392	9	-	6	62	1,274
Total allowance for loan losses ending balance	$581	$120	$87	$17	$392	$9	$-	$6	$62	$1,274

Loans:
Ending balance:
Individually evaluated for impairment	$2,847	$609	$-	$5	$-	$-	$-	$-	$-	$3,461
Ending balance:
Collectively evaluated for impairment	135,596	23,805	21,780	3,405	26,515	2,848	16	753	-	214,718
Total loans ending balance	$138,443	$24,414	$21,780	$3,410	$26,515	$2,848	$16	$753	$-	$218,179

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total

At December 31, 2017:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	591	124	86	12	348	9	-	8	30	1,208
Total allowance for loan losses ending balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229

Loans:
Ending balance:
Individually evaluated for impairment	$2,882	$622	$-	$6	$-	$-	$-	$-	$-	$3,510
Ending balance:
Collectively evaluated for impairment	140,531	23,738	21,402	2,547	25,279	2,802	12	994	-	217,305
Total loans ending balance	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$-	$220,815

The following tables set forth information regarding nonaccrual loans and past-due loans as of June 30, 2018 and December 31, 2017:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
June 30, 2018:
Real estate loans:
One- to four-family residential	$1,427	$-	$567	$1,994	$136,449	$138,443	$-	$674
Commercial	-	-	-	-	24,414	24,414	-	-
Multi-family	-	-	-	-	21,780	21,780	-	-
Home equity loans and lines of credit	23	-	5	28	3,382	3,410	-	5
Construction	1,638	400	-	2,038	24,477	26,515	-	-
Commercial and industrial loans	15	-	-	15	2,833	2,848	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	16	16	-	-
Other consumer	-	-	-	-	753	753	-	-
Total	$3,103	$400	$572	$4,075	$214,104	$218,179	$-	$679

December 31, 2017:
Real estate loans:
One- to four-family residential	$-	$-	$112	$112	$143,301	$143,413	$-	$112
Commercial	-	-	-	-	24,360	24,360	-	-
Multi-family	-	-	-	-	21,402	21,402	-	-
Home equity loans and lines of credit	-	-	-	-	2,553	2,553	-	-
Construction	-	-	-	-	25,279	25,279	-	-
Commercial and industrial loans	-	-	-	-	2,802	2,802	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	12	12	-	-
Other consumer	12	-	-	12	982	994	-	-
Total	$12	$-	$112	$124	$220,691	$220,815	$-	$112

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at June 30, 2018 and December 31, 2017:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)

June 30, 2018:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,847	$2,847	$-
Commercial	609	609	-
Home equity loans and lines of credit	5	87	-
Total impaired with no related allowance	3,461	3,543	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	-	-	-
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	-	-	-

Total
Real estate loans:
One- to four-family residential	2,847	2,847	-
Commercial	609	609	-
Home equity loans and lines of credit	5	87	-
Total impaired loans	$3,461	$3,543	$-

December 31, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,315	$2,315	$-
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	2,943	3,025	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	567	567	21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	567	567	21

Total
Real estate loans:
One- to four-family residential	2,882	2,882	21
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$3,510	$3,592	$21

The following presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In Thousands)

With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,862	$49	$2,821	$61
Commercial	614	23	647	21
Home equity loans and lines of credit	6	-	6	2
Total impaired with no related allowance	3,482	72	3,474	84

With an allowance recorded:
Real estate loans:
One- to four-family residential	-	-	681	12
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	-	-	681	12

Total
Real estate loans:
One- to four-family residential	2,862	49	3,502	73
Commercial	614	23	647	21
Home equity loans and lines of credit	6	-	6	2
Total impaired loans	$3,482	$72	$4,155	$96

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
June 30, 2018:
Grade:
Pass	$-	$22,881	$21,780	$-	$24,877	$2,848	$-	$-	$72,386
Special mention	-	1,533	-	-	1,638	-	-	-	3,171
Substandard	674	-	-	5	-	-	-	-	679
Loans not formally rated	137,769	-	-	3,405	-	-	16	753	141,943
Total	$138,443	$24,414	$21,780	$3,410	$26,515	$2,848	$16	$753	$218,179

December 31, 2017:
Grade:
Pass	$-	$22,818	$21,402	$-	$23,649	$2,802	$-	$-	$70,671
Special mention	-	1,542	-	-	1,630	-	-	-	3,172
Substandard	679	-	-	6	-	-	-	-	685
Loans not formally rated	142,734	-	-	2,547	-	-	12	994	146,287
Total	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$220,815

At June 30, 2018 and December 31, 2017, there were no loans rated “doubtful” or “loss.”

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

During the six months ended June 30, 2018, there was one loan modified as a TDR. During the six months ended June 30, 2017, there were two loans (one relationship) modified as TDRs. The following tables provide information on how the loans were modified as TDRs during the six month period ending June 30, 2018 and 2017:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
June 30, 2018
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$150	$150
	1	$150	$150

June 30, 2017:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$567	$567
Home equity loans and lines of credit	1	6	6
	2	$573	$573

	Rate	Interest Only	Rate Reduction and
	Reduction	Period	Interest Only Period
	(In Thousands)

June 30, 2018
Real estate loans:
One- to four- family residential	$-	$150	$-
Total	$-	$150	$-

December 31, 2017:
Real estate loans:
One- to four- family residential	$-	$567	$-
Home equity loans and lines of credit	-	6	-
Total	$-	$573	$-

As of June 30, 2018 there were two consumer mortgage loans (one relationship) collateralized by residential real estate in the process of foreclosure. These loans, which were modified as troubled debt restructures within the past twelve months, amount to $654,000 on a gross basis and previously had a partial charge off of $82,000 resulting in a combined net loan balance of $572,000. As of June 30, 2018, there was no commitment to lend additional funds to this borrower. As of December 31, 2017, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $23.6 million and $22.7 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at June 30, 2018 and December 31, 2017 was $27.9 million and $28.4 million, respectively. The totals exclude $5.0 million of brokered time deposits, which were bifurcated into amounts below the FDIC insurance limit, as of June 30, 2018 and December 31, 2017.

For time deposits as of June 30, 2018, the scheduled maturities for each of the following five years ended June 30 are:

(In Thousands)
2019	$55,732
2020	20,710
2021	15,859
2022	4,628
2023	1,151
Total	$98,080

There were $8.3 million of brokered certificates of deposit and $9.4 million of listing service deposits at June 30, 2018 and December 31, 2017.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after June 30, 2018 are summarized as follows:

(In Thousands)
2019	$7,811
2020	8,289
2021	2,792
2022	1,129
2023	9,280
Thereafter	6,500
$35,801

Interest rates ranged from 1.01% to 2.34% with a weighted-average interest rate of 1.58% at June 30, 2018. Interest rates ranged from 1.01% to 2.08% with a weighted-average interest rate of 1.48% at December 31, 2017.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of June 30, 2018 and December 31, 2017. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the six months ended June 30, 2018.

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

The following summarizes assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2018 :
Debt securities issued by
U.S. government corporations and agencies	$8,611	$-	$8,611	$-
Debt securities issued by states of the
United States and political subdivisions of the states	3,003	-	3,003	-
Mortgage-backed securities	4,406	-	4,406	-
Totals	$16,020	$-	$16,020	$-

December 31, 2017 :
Debt securities issued by
U.S. government corporations and agencies	$8,280	$-	$8,280	$-
Debt securities issued by states of the
United States and political subdivisions of the states	3,253	-	3,253	-
Mortgage-backed securities	5,074	-	5,074	-
Totals	$16,607	$-	$16,607	$-

Under certain circumstances we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2018 and December 31, 2017 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2018:
Impaired loans	$572	$-	$-	$572
Totals	$572	$-	$-	$572

December 31, 2017:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,113	$18,113	$-	$-	$18,113
Interest-bearing time deposits with other banks	1,111	-	1,111	-	1,111
Available-for-sale securities	16,020	-	16,020	-	16,020
Held-to-maturity securities	78	-	115	-	115
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	217,299	-	-	218,659	218,659
Accrued interest receivable	674	674	-	-	674

Financial liabilities:
Deposits	194,634	-	194,701	-	194,701
FHLB advances	35,801	-	33,437	-	33,437

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,970	$14,970	$-	$-	$14,970
Interest-bearing time deposits with other banks	1,106	-	1,106	-	1,106
Available-for-sale securities	16,607	-	16,607	-	16,607
Held-to-maturity securities	83	-	121	-	121
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	219,975	-	-	221,238	221,238
Accrued interest receivable	625	625	-	-	625

Financial liabilities:
Deposits	190,247	-	190,748	-	190,748
FHLB advances	40,209	-	38,212	-	38,212

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 under the indicated captions. Accounting policies related to financial instruments are described below.

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

Federal Home Loan Bank stock: The carrying amount of the stock is based on redemption provisions of the Federal Home Loan Bank and approximates those assets’ fair values.

Investment in the Co-operative Central Reserve Fund: the carrying amounts based on redemption provisions of the Reserve Fund and approximates those assets’ fair values.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At June 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of June 30, 2018 and December 31, 2017.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2018:
Total Capital (to Risk Weighted Assets)	$27,223	15.86%	$13,734	8.0%	$17,167	10.0%
Tier 1 Capital (to Risk Weighted Assets)	25,940	15.11	10,300	6.0	13,734	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	25,940	15.11	7,725	4.5	11,159	6.5
Tier 1 Capital (to Average Assets)	25,940	9.90	10,480	4.0	13,101	5.0

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$26,097	15.15%	$13,782	8.0%	$17,227	10.0%
Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	10,336	6.0	13,782	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	7,752	4.5	11,198	6.5
Tier 1 Capital (to Average Assets)	24,859	9.45	10,521	4.0	13,151	5.0

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

The Company did not repurchase any shares of common stock during the six months ended June 30, 2018 and 2017.

NOTE 12 - EQUITY INCENTIVE PLAN

On November 24, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (“2015 EIP”). The 2015 EIP provided for the award of up to 314,661 shares of common stock pursuant to grants of restricted stock awards and stock options. All stock options have a ten year life.

Pursuant to the terms of the 2015 EIP, on June 1, 2016, the Board of Directors granted 70,950 shares of restricted stock and 169,500 stock options to certain employees and directors. Of the 70,950 shares of restricted stock granted, 47,600 shares vest evenly over a five year period and 23,350 shares vest over a four year period. Of the 169,500 stock options granted, 122,500 options vest evenly over a five year period and 47,000 options vest over a four year period. On June 1, 2018, 3,331 shares of restricted stock were surrendered for payment of tax obligations related to the vesting process. On June 1, 2017, 3,339 shares of restricted stock were surrendered for payment of tax obligations related to the vesting process.

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

At June 30, 2018, there were 6,103 restricted stock awards and 37,758 stock options available for future grants pursuant to the 2015 EIP.

The fair value of each option awarded under the 2015 EIP is estimated on the date of the grant using the Black-Scholes Option-Pricing Model. The expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period. The expected volatility for the 2016 and 2017 awards is based on peer group volatility because the Company did not have sufficient trading history. The expected volatility for the 2018 awards is based on Pilgrim Bancshares, Inc.’s trading history. The dividend yield is based on the Company’s expectation of no dividend payouts. The risk-free rate was based on the U.S. Treasury yield curve in effect at the date of the grant for a period equivalent to the expected life of the option.

The weighted average assumptions and fair value used for options granted are as follows:

	Stock Option
	Assumptions
	Grant 1/23/2018	Grant 6/1/2017	Grant 6/1/2016
Expected life	6.40 years	6.40 years	6.40 years
Expected dividend yield	0%	0%	0%
Expected volatility	13.74%	23.93%	20.24%
Expected forfeiture rate	0%	0%	0%
Risk free rate	2.55%	2.02%	1.67%
Fair value per option	$4.18	$5.04	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the six months ended June 30, 2018 and June 30, 2017 is as follows:

	2018		2017
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of period	175,000	$13.05	169,500	$12.85
Granted	10,000	$19.30	7,500	$17.45
Exercised	-	$-	(1,500)	$12.85
Outstanding at end of period	185,000	$13.39	175,500	$13.05

Exercisable at end of period	31,900	$12.85	32,400	$12.85

Weighted average fair value of 169,500 options granted 6/1/2016	$3.17
Weighted average contractual life remaining	7.9 years
Weighted average exercise price	$12.85
Aggregate intrinsic value as of June 30, 2018 ($ in thousands)	$1,223

Weighted average fair value of 7,500 options granted 6/1/2017	$5.04
Weighted average contractual life remaining	8.9 years
Weighted average exercise price	$17.45
Aggregate intrinsic value as of June 30, 2018 ($ in thousands)	$20

Weighted average fair value of 10,000 options granted 1/23/2018	$4.18
Weighted average contractual life remaining	9.6 years
Weighted average exercise price	$19.30
Aggregate intrinsic value as of June 30, 2018 ($ in thousands)	$9

	Restricted Stock
	2018		2017
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value

Unvested outstanding at beginning of period	60,110	$13.11	70,950	$12.85
Granted	9,500	$19.30	3,350	$17.45
Shares surrendered	(3,331)	$12.85	(3,339)	$12.85
Shares vested	(11,529)	$13.12	(10,851)	$12.85
Unvested outstanding at end of period	54,750	$14.19	60,110	$13.11

As of June 30, 2018, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2016 amounted to $313,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2016 amounted to $532,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 2.7 years.

As of June 30, 2018, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2017 amounted to $30,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2017 amounted to $46,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.9 years.

As of June 30, 2018, unrecognized share-based compensation expense related to non-vested options granted on January 23, 2018 amounted to $38,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on January 23, 2018 amounted to $168,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.6 years.

For the three months ended June 30, 2018, the Company recognized stock option related compensation expense of $31,000, and the recognized tax benefit related to this expense was $3,000. For the six months ended June 30, 2018, the Company recognized stock option related compensation expense of $60,000, and the recognized tax benefit related to this expense was $6,000.

For the three months ended June 30, 2018, the Company recognized restricted stock related compensation expense of $58,000, and the recognized tax benefit related to this expense was $16,000. For the six months ended June 30, 2018, the Company recognized restricted stock related compensation expense of $112,000, and the recognized tax benefit related to this expense was $31,000.

NOTE 13 – SUBSEQUENT EVENT

On July 25, 2018, the Company announced that it has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hometown Financial Group, MHC and Hometown Financial Group, Inc. pursuant to which the Company will merge with a to-be-formed wholly owned subsidiary of Hometown Financial Group, Inc., in an all cash transaction valued at approximately $53.9 million. Under the terms of the agreement, shareholders of the Company will receive $23.00 in cash in exchange for each share of Company common stock.

The respective boards of each of the parties to the Merger Agreement have unanimously approved the transaction.  The transaction is subject to receipt of state and federal regulatory approvals and approval by shareholders of the Company and is expected to close in the first quarter of 2019.

The definitive agreement provides for a termination fee of $1,625,000 that would be payable to Hometown Financial Group, Inc. by the Company under certain circumstances, which are described in detail in the Merger Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to consummate our proposed merger with Hometown Financial Group, Inc.

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the six months ended June 30, 2018, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Annual Report Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased $54,000, to $265.6 million at June 30, 2018 from $265.5 million at December 31, 2017. The slight increase was primarily due to an increase cash and cash equivalents of $3.1 million, offset by a decrease in several other asset categories including net loans, which decreased $2.7 million.

Total cash and cash equivalents increased $3.1 million, or 21.0%, to $18.1 million at June 30, 2018 from $15.0 million at December 31, 2017. The increase in cash and cash equivalents resulted from an increase in deposits and proceeds from loan payoffs.

Net loans decreased $2.7 million, or 1.2%, to $217.3 million at June 30, 2018 from $220.0 million at December 31, 2017. The Company originated $30.2 million of new loans, and participated in a $230,000 residential construction loan for the six months ended June 30, 2018. Of the $30.2 million of new loans originated during the six months ended June 30, 2018, $5.9 million of funds were not advanced. Loan amortization and payoffs totaled $27.2 million during the six months ended June 30, 2018.

Investment securities classified as available-for-sale decreased $587,000, or 3.5%, to $16.0 million at June 30, 2018 from $16.6 million at December 31, 2017. The decrease was due to the maturity of one security and payments in the ordinary course of business.. Investment securities classified as held-to-maturity decreased $5,000, or 6.0%, to $78,000 at June 30, 2018, from $83,000 at December 31, 2017 due to payments in the ordinary course of business.

Bank-owned life insurance at June 30, 2018 increased $18,000, or 0.8%, to $2.4 million at June 30, 2018 from $2.3 million at December 31, 2017 due to normal increases in cash surrender value.

Deposits increased $4.4 million, or 2.3%, to $194.6 million at June 30, 2018 from $190.2 million at December 31, 2017, primarily due to a $4.6 million increase in demand deposits and an $883,000 increase in savings accounts and a $160,000 increase in time deposits, partially offset by a $1.1 million decrease in money market accounts. Core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively increased $4.2 million, or 4.6%, to $96.6 million at June 30, 2018 from $92.3 million at December 31, 2017 due to new deposit account openings.

FHLB advances decreased $4.4 million, or 11.0%, to $35.8 million at June 30, 2018 from $40.2 million at December 31, 2017 as a result of payments on amortizing borrowings. FHLB advances as of June 30, 2018 consisted of long term bullet and amortizing borrowings.

Stockholders’ equity increased $231,000, or 0.7%, to $34.4 million at June 30, 2018 from $34.1 million at December 31, 2017. The increase was driven by $881,000 of net income offset by $680,000 of dividends declared during the six months ended June 30, 2018. Additional paid in capital increased $206,000 during the six month period ended June 30, 2018 due to the impact of equity incentive plans.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30, 2018			At December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential (1)	$1,427	-	$567	$-	$-	$112
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	23	-	5	-	-	-
Construction	1,638	400	-	-	-	-
Total real estate	3,088	400	572	-	-	112
Commercial and industrial loans	15	-	-	-	-	-
Consumer loans		-	-	12	-	-
Total loans	$3,103	$400	$572	$12	$-	$112

(1)	There were no delinquent non-owner occupied residential real estate loans at June 30, 2018 or December 31, 2017.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2018 and December 31, 2017.

	At June 30,	At December 31,
	2018	2017

	(In Thousands)
Classified assets:
Substandard:
Loans (1)	$679	$685
Securities	78	83
Total substandard	757	768
Doubtful	-	-
Loss	-	-
Total classified assets	$757	$768
Special mention	$3,171	$3,172

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

	At June 30,	At December 31,
	2018	2017

	(Dollars In Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$674	$112
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	5	-
Construction	-	-
Total real estate	679	112
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	679	112

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans 90 days or more past due	679	112

Other non-performing assets	-	-
Total non-performing assets	679	112

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	2,280	2,882
Commercial	609	622
Multi-family	-	-
Home equity loans and lines of credit	-	6
Total real estate	2,889	3,510
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	2,889	3,510

Total non-performing loans and troubled debt restructurings	$3,568	$3,622

Non-performing loans to total loans	0.31%	0.05%
Non-performing assets to total assets	0.26%	0.04%
Non-performing assets and troubled debt restructurings to total assets	1.34%	1.36%

(1)	There were no non-performing non-owner occupied residential real estate loans at June 30, 2018 or December 31, 2017.
(2)	There were no troubled debt restructurings related to non-owner occupied residential real estate loans at June 30, 2018 or December 31, 2017.

We had no foreclosed real estate at June 30, 2018 and December 31, 2017.

Other Loans of Concern. There were no other loans at June 30, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

General. Net income for the three months ended June 30, 2018 was $423,000, compared to net income of $324,000 for the three months ended June 30, 2017. The increase of $99,000, or 30.6%, in net income was primarily due to an increase in net interest income and lower levels of loan loss provisions, partially offset by higher noninterest expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2018 increased $204,000, or 8.6%, to $2.6 million compared to $2.4 million for the three months ended June 30, 2017. The increase in interest and dividend income was the result of higher average loan balances and yields in the three months ended June 30, 2018. The average balance of loans during the three months ended June 30, 2018 increased $5.7 million to $215.9 million from $210.2 million for the three months ended June 30, 2017, while the average yield on loans increased 19 basis points to 4.44% for the three months ended June 30, 2018 from 4.25% for the three months ended June 30, 2017. The increase in average yield on loans was primarily driven by the Federal Reserve Bank raising the federal funds rate. During 2017, the Federal Reserve Bank increased federal funds rates 25 basis points on three separate occasions. The second 25 basis point increase was not until June 15, 2017. So far in 2018, the Federal Reserve Bank has increased federal funds rates 25 basis points on two occasions. The average balance of interest-earning deposits decreased $2.2 million to $16.2 million for the three months ended June 30, 2018 from $18.4 million for the three months ended June 30, 2017, the yield on interest-earning deposits increased 56 basis points to 1.54% for the three months ended June 30, 2018 from 0.98% for the three months ended June 30, 2017. The increase was consistent with rising short-term rates.

Interest Expense. Total interest expense increased $90,000, or 18.6%, to $573,000 for the three months ended June 30, 2018 from $483,000 for the three months ended June 30, 2017. Interest expense on interest-bearing deposit accounts increased $39,000, or 10.1%, to $427,000 for the three months ended June 30, 2018 from $388,000 for the three months ended June 30, 2017. The increase was primarily due to higher interest rates on money market accounts and certificates of deposits.

Interest expense on FHLB advances increased $51,000, or 53.7%, to $146,000 for the three months ended June 30, 2018 from $95,000 for the three months ended June 30, 2017. The average balance of advances were flat at $36.5 million for the three months ended June 30, 2018 and 2017. The cost of funds on FHLB advances increased 54 basis points to 1.60% for the three months ended June 30, 2018 from 1.04% for the three months ended June 30, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $114,000, or 6.1%, to $2.0 million for the three months ended June 30, 2018 from $1.9 million for the three months ended June 30, 2017. On a tax-equivalent basis, net interest and dividend income increased $113,000, or 5.7%, to $2.0 million for the three months ended June 30, 2018 from $1.9 million for the three months ended June 30, 2017. The tax-equivalent basis increase resulted from a $203,000 increase in interest income, partially offset by a $90,000 increase in interest expense. Our average interest-earning assets increased $2.5 million to $251.1 million for the three months ended June 30, 2018 from $248.6 million for the three months ended June 30, 2017. Our net interest rate spread increased 11 basis points to 2.98% for the three months ended June 30, 2018 from 2.87% for the three months ended June 30, 2017, and our net interest margin increased 15 basis points to 3.18% for the three months ended June 30, 2018 from 3.03% for the three months ended June 30, 2017. The increase in our interest rate spread and net interest margin reflected an increase in average balance of loans and increased interest on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended June 30, 2018 of $15,000, compared to a provision of $45,000 for the three months ended June 30, 2017. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the three months ended June 30, 2018 and 2017, respectively. The allowance for loan losses was $1.3 million, or 0.58% of total loans at June 30, 2018, compared to $1.1 million or 0.53% of total loans at June 30, 2017.

Noninterest Income. Noninterest income increased $5,000, or 4.3%, to $122,000 for the three months ended June 30, 2018 from $117,000 for the three months ended June 30, 2017. The increase was driven by increased deposit fees during the three months ended June 30, 2018. Rental income was relatively flat at $56,000 for the three months ended June 30, 2018 compared to $55,000 for the three months ended June 30, 2017.

Noninterest Expense. Noninterest expense was $1.5 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017. Salaries and benefits increased $27,000 due to staff merit increases, data processing increased $25,000 due to a conversion, advertising increased $9,000 due to mail and print campaigns, and all other noninterest expenses spread across various categories netted to zero.

Income Taxes. Income before income taxes of $591,000 resulted in income tax expense of $168,000 for the three months ended June 30, 2018, compared to income before income taxes of $503,000 resulting in an income tax expense of $179,000 for the three months ended June 30, 2017. The effective income tax rate was 28.4% for the three months ended June 30, 2018 compared to 35.6% for the three months ended June 30, 2017. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Act). Among other provisions, the Tax Act reduced the historical corporate income tax rate to 21 percent for tax years beginning after December 31, 2017. The reduction in the effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was driven by the passage of the tax bill.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

General. Net income for the six months ended June 30, 2018 was $881,000, compared to net income of $595,000 for the six months ended June 30, 2017. The increase of $286,000, or 48.1%, in net income was primarily due to an increase in net interest income and lower levels of loan loss provisions, partially offset by higher noninterest expense. Income before taxes increased $272,000 or 28.4%.

Interest and Dividend Income. Total interest and dividend income for the six months ended June 30, 2018 increased $470,000, or 10.1%, to $5.1 million compared to $4.7 million for the six months ended June 30, 2017. The increase in interest and dividend income was the result of higher average loan balances and yields in the six months ended June 30, 2018. The average balance of loans during the six months ended June 30, 2018 increased $7.3 million to $217.9 million from $210.6 million for the six months ended June 30, 2017, while the average yield on loans increased 22 basis points to 4.42% for the six months ended June 30, 2018 from 4.20% for the six months ended June 30, 2017. The increase in average yield on loans was primarily driven by the Federal Reserve Bank raising the federal funds rate. During 2017, the Federal Reserve Bank increased federal funds rates 25 basis points on three separate occasions. The first 25 basis point increase was not until March 15, 2017. So far in 2018, the Federal Reserve Bank has increased federal funds rates 25 basis points on two occasions. The average balance of interest-earning deposits decreased $969,000 to $14.9 million for the six months ended June 30, 2018 from $15.9 million for the six months ended June 30, 2017, and the yield on interest-earning deposits increased 65 basis points to 1.57% for the six months ended June 30, 2018 from 0.92% for the six months ended June 30, 2017. The increase was consistent with rising short-term rates. The average balance of investment securities decreased $810,000 to $16.4 million for the six months ended June 30, 2018 from $17.2 million for the six months ended June 30, 2017, and the yield on investment securities increased 34 basis points to 1.87% for the six months ended June 30, 2018 from 1.53% for the six months ended June 30, 2017. The increase was consistent with rising short and intermediate-term rates.

Interest Expense. Total interest expense increased $186,000, or 20.0%, to $1.1 million for the six months ended June 30, 2018 from $931,000 for the six months ended June 30, 2017. Interest expense on interest-bearing deposit accounts increased $86,000, or 11.7%, to $821,000 for the six months ended June 30, 2018 from $735,000 for the six months ended June 30, 2017. The increase was primarily due to higher average deposit balances and higher interest rates on certificates of deposits and money market accounts.

Interest expense on FHLB advances increased $100,000, or 51.2%, to $296,000 for the six months ended June 30, 2018 from $196,000 for the six months ended June 30, 2017. The average balance of advances decreased $401,000, or 1.1%, to $37.6 million for the six months ended June 30, 2018 from $38.0 million for the six months ended June 30, 2017. The cost of funds on FHLB advances increased 52 basis points to 1.55% for the six months ended June 30, 2018 from 1.03% for the six months ended June 30, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $284,000, or 7.6%, to $4.0 million for the six months ended June 30, 2018 from $3.7 million for the six months ended June 30, 2017. On a tax-equivalent basis, net interest and dividend income increased $280,000, or 7.5%, to $4.0 million for the six months ended June 30, 2018 from $3.7 million for the six months ended June 30, 2017. The tax-equivalent basis increase resulted from a $466,000 increase in interest income, partially offset by a $186,000 increase in interest expense. Our average interest-earning assets increased $5.5 million to $251.9 million for the six months ended June 30, 2018 from $246.4 million for the six months ended June 30, 2017. Our net interest rate spread increased 13 basis points to 3.01% for the six months ended June 30, 2018 from 2.88% for the six months ended June 30, 2017, and our net interest margin increased 16 basis points to 3.20% for the six months ended June 30, 2018 from 3.04% for the six months ended June 30, 2017. The increase in our interest rate spread and net interest margin reflected an increase in average balance of loans and increased interest on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the six months ended June 30, 2018 of $45,000, compared to a provision of $90,000 for the six months ended June 30, 2017. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the six months ended June 30, 2018 and 2017, respectively. The allowance for loan losses was $1.3 million, or 0.58% of total loans at June 30, 2018, compared to $1.1 million or 0.53% of total loans at June 30, 2017.

Noninterest Income. Noninterest income increased $20,000, or 8.6%, to $252,000 for the six months ended June 30, 2018 from $232,000 for the six months ended June 30, 2017. The increase was driven by increased deposit fees and other fees during the six months ended June 30, 2018. Rental income was flat at $113,000 for the six months ended June 30, 2018 and 2017.

Noninterest Expense. Noninterest expense was $3.0 million for the six months ended June 30, 2018 compared to $2.9 million for the six months ended June 30, 2017. Salaries and benefits increased $34,000 due to staff merit increases, data processing expense increased $28,000, occupancy expense increased $10,000, communications expenses increased $11,000 and advertising increased $17,000 due to mail and print ad campaigns, and all other noninterest expenses decreased $23,000, spread across various categories.

Income Taxes. Income before income taxes of $1.2 million resulted in income tax expense of $349,000 for the six months ended June 30, 2018, compared to income before income taxes of $958,000 resulting in an income tax expense of $363,000 for the six months ended June 30, 2017. The effective income tax rate was 28.4% for the six months ended June 30, 2018 compared to 37.9% for the six months ended June 30, 2017. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Act). Among other provisions, the Tax Act reduced the historical corporate income tax rate to 21 percent for tax years beginning after December 31, 2017. The reduction in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven by the passage of the tax bill.

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

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$215,901	$2,398	4.44%	$210,225	$2,231	4.25%
Interest-earning deposits	16,245	62	1.54%	18,427	45	0.98%
Investment securities (2)	16,287	76	1.87%	17,195	65	1.51%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,680	32	4.73%	2,741	24	3.50%
Total interest-earning assets	251,113	2,568	4.09%	248,588	2,365	3.81%
Noninterest-earning assets	10,555			11,057
Total assets	$261,668			$259,645

Interest-bearing liabilities:
Savings accounts	$20,777	8	0.15%	$20,420	8	0.15%
NOW accounts	21,749	3	0.05%	18,828	2	0.05%
Money market accounts	33,317	62	0.74%	32,200	32	0.39%
Certificates of deposit	94,095	354	1.51%	98,309	346	1.41%
Total interest-bearing deposits	169,938	427	1.01%	169,757	388	0.91%
Federal Home Loan Bank advances	36,545	146	1.60%	36,549	95	1.04%
Total interest-bearing liabilities	206,483	573	1.11%	206,306	483	0.94%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	20,252			19,288
Other noninterest-bearing liabilities	703			661
Total noninterest-bearing liabilities	20,955			19,949
Total liabilities	227,438			226,255
Total stockholders' equity	34,230			33,390
Total liabilities and total stockholders' equity	$261,668			$259,645
Net interest income		$1,995			$1,882
Net interest rate spread (3)			2.98%			2.87%
Net interest-earning assets (4)	$44,630			$42,282
Net interest margin (5)			3.18%			3.03%
Average interest-earning assets to interest-bearing liabilities	121.61%			120.49%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $4,000 and $5,000 was applied to tax-exempt income for the three months ended June 30, 2018 and June 30, 2017, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)

	(In Thousands)
Interest-earning assets:
Loans	$217,897	$4,811	4.42%	$210,592	$4,425	4.20%
Interest-earning deposits	14,927	117	1.57%	15,896	73	0.92%
Investment securities (2)	16,407	153	1.87%	17,217	132	1.53%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,680	61	4.52%	2,722	46	3.40%
Total interest-earning assets	251,911	5,142	4.08%	246,427	4,676	3.80%
Noninterest-earning assets	10,537			11,086
Total assets	$262,448			$257,513

Interest-bearing liabilities:
Savings accounts	$20,619	15	0.15%	$20,460	15	0.15%
NOW accounts	21,400	5	0.05%	18,895	5	0.05%
Money market accounts	33,521	95	0.57%	32,251	63	0.39%
Certificates of deposit	94,864	706	1.49%	94,787	652	1.38%
Total interest-bearing deposits	170,404	821	0.96%	166,393	735	0.88%
Federal Home Loan Bank advances	37,642	296	1.55%	38,043	196	1.03%
Total interest-bearing liabilities	208,046	1,117	1.07%	204,436	931	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,418			19,118
Other noninterest-bearing liabilities	886			787
Total noninterest-bearing liabilities	20,304			19,905
Total liabilities	228,350			224,341
Total stockholders' equity	34,098			33,172
Total liabilities and total stockholders' equity	$262,448			$257,513
Net interest income		$4,025			$3,745
Net interest rate spread (3)			3.01%			2.88%
Net interest-earning assets (4)	$43,865			$41,991
Net interest margin (5)			3.20%			3.04%
Average interest-earning assets to interest-bearing liabilities	121.08%			120.54%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $8,000 and $12,000 was applied to tax-exempt income for the six months ended June 30, 2018 and June 30, 2017, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of six primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $986,000 and $747,000 for the six months ended June 30, 2018 and June 30, 2017, respectively. Net cash provided by (used in) investing activities was $2.9 million and $(1.5) million for the six months ended June 30, 2018 and June 30, 2017, respectively. For the six months ended June 30, 2018, net cash provided by investing activities consisted primarily of $2.9 million of net loan collections and amortization. Net cash (used in) provided by financing activities was $(768,000) and $4.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Activity was primarily in the deposit accounts and payments on FHLB advances for the six months ended June 30, 2018 and 2017.

At June 30, 2018, the Bank exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $25.9 million or 15.1% of risk-weighted assets, which is above the required level of $11.2 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $25.9 million, or 15.1% of risk-weighted assets, which is above the required level of $13.7 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $25.9 million, or 9.9% of average assets, which is above the required level of $13.1 million, or 5.0% of average assets; and total risk-based capital of $27.2 million, or 15.9% of risk-weighted assets, which is above the required level of $17.2 million, or 10.0% of risk-weighted assets. At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a CET1 capital level of $24.9 million, or 14.4% of risk-weighted assets, which was the above the required level of $11.2 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $24.9 million, or 14.4% of risk-weighted assets which is above the required level of $13.8 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $24.9 million, or 9.5% of average assets, which is above the required level of $13.2 million, or 5.0% of average assets; and a total risk-based capital of $26.1 million, or 15.2% of risk-weighted assets, which is above the required level of $17.2 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at June 30, 2018 and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2018, we had outstanding commitments to originate loans of $12.6 million and unadvanced funds on loans of $19.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $55.7 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: August 10, 2018	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: August 10, 2018	/s/ Christopher G. McCourt
Christopher G. McCourt Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger by and among Hometown Financial Group, MHC, Hometown Financial Group, Inc. and Pilgrim Bancshares, Inc. Dated as of July 25, 2018 *
3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.**
3.2	Bylaws of Pilgrim Bancshares, Inc.**
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*             Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-K as filed on July 25, 2018.

**           Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

