Form 10-Q
period 2018-09-30
Pilgrim Bancshares, Inc.
filed 2018-11-09
CIK 1601347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 7, 2018, there were issued and outstanding 2,261,619 shares of the Registrant’s Common Stock with a par value of $0.01 per share.

Pilgrim Bancshares, Inc.

Form 10-Q

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30,	December 31,
(unaudited)	2018	2017

ASSETS
Cash and due from banks	$1,382	$1,391
Interest-bearing demand deposits with other banks	11,070	13,579
Total cash and cash equivalents	12,452	14,970
Interest-bearing time deposits with other banks	1,111	1,106
Investments in available-for-sale securities (at fair value)	15,920	16,607
Investments in held-to-maturity securities (fair value of $114 at September 30, 2018, and $121 at December 31, 2017)	72	83
Federal Home Loan Bank stock, at cost	2,296	2,296
Investment in The Co-operative Central Reserve Fund, at cost	384	384
Loans, net of allowance for loan losses of $1,319 at September 30, 2018,and $1,229 at December 31, 2017	222,615	219,975
Premises and equipment, net	4,674	4,758
Investment in real estate, net	1,515	1,547
Accrued interest receivable	709	625
Deferred income tax asset, net	592	559
Bank-owned life insurance	2,373	2,349
Other assets	349	249
Total assets	$265,062	$265,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$21,923	$17,559
Interest-bearing	169,038	172,688
Total deposits	190,961	190,247
Federal Home Loan Bank advances	38,588	40,209
Other liabilities	1,005	933
Total liabilities	230,554	231,389
Stockholders' equity:
Common stock $.01 par value per share: 10,000,000 shares authorized, 2,261,619 shares issued at September 30, 2018 and 2,255,450 shares issued at December 31, 2017	23	23
Additional paid-in capital	21,347	21,093
Retained earnings	15,624	15,369
Unearned compensation - ESOP (151,337 shares unallocated at September 30, 2018 and 155,833 shares unallocated at December 31, 2017)	(1,513)	(1,559)
Unearned compensation - Restricted Stock	(688)	(675)
Accumulated other comprehensive loss	(285)	(132)
Total stockholders' equity	34,508	34,119
Total liabilities and stockholders' equity	$265,062	$265,508

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$2,588	$2,327	$7,400	$6,752
Interest on debt securities:
Taxable	61	48	175	149
Tax-exempt	15	11	46	32
Other interest and dividends	102	70	280	189
Total interest and dividend income	2,766	2,456	7,901	7,122
Interest expense:
Interest on deposits	518	388	1,339	1,123
Interest on Federal Home Loan Bank advances	156	115	452	311
Total interest expense	674	503	1,791	1,434
Net interest and dividend income	2,092	1,953	6,110	5,688
Provision for loan losses	45	45	90	135
Net interest and dividend income after provision for loan losses	2,047	1,908	6,020	5,553
Noninterest income:
Service charges on deposit accounts	31	31	95	84
Gain on sales/calls of securities, net	1	-	3	2
Gain on sales of loans, net	-	14	1	20
Rental income	56	52	170	165
Other income	21	31	92	89
Total noninterest income	109	128	361	360
Noninterest expense:
Salaries and employee benefits	927	874	2,778	2,691
Occupancy expense	112	116	361	355
Equipment expense	40	40	123	125
Data processing expense	122	107	354	311
Professional fees	90	93	275	277
Federal Deposit Insurance Corporation assessment	19	42	101	129
Communications expense	22	22	86	75
Advertising and public relations expense	33	25	113	88
Insurance expense	16	16	47	48
Supplies expense	15	16	45	46
Merger related expense	456	-	456	-
Other expense	42	54	149	178
Total noninterest expense	1,894	1,405	4,888	4,323
Income before income taxes	262	631	1,493	1,590
Income tax expense	208	257	558	620
Net income	$54	$374	$935	$970

Weighted-average number of common shares outstanding:
Basic	2,058,910	2,039,792	2,055,104	2,035,678
Diluted	2,130,979	2,090,449	2,116,574	2,066,640

Earnings per share:
Basic	$0.03	$0.18	$0.46	$0.48
Diluted	$0.03	$0.18	$0.44	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017

Net income	$54	$374	$935	$970
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(7)	17	(183)	92
Reclassification adjustment for net realized gains in net income	(1)	-	(3)	(2)
Other comprehensive (loss) income before income tax effect	(8)	17	(186)	90
Income tax (expense) benefit	(9)	(6)	33	(33)
Other comprehensive (loss) income, net of tax	(17)	11	(153)	57
Comprehensive income	$37	$385	$782	$1,027

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(In Thousands, except share data)

							Accumulated
	Common		Additional		Unearned	Unearned	Other
(unaudited)	Stock		Paid-in	Retained	Compensation-	Compensation-	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Restricted Stock	Loss	Total
Balance, December 31, 2016	2,253,439	$23	$20,910	$14,260	$(1,619)	$(806)	$(121)	$32,647
Net income	-	-	-	970	-	-	-	970
Restricted stock surrendered and retired	(3,339)	-	(58)	-	-	-	-	(58)
Restricted stock granted in connection with equity incentive plan	3,350	-	58	-	-	(58)	-	-
Stock options exercised	1,500	-	19	-	-	-	-	19
Common stock held by ESOP committed to be allocated (4,495 shares)	-	-	30	-	45	-	-	75
Share based compensation-restricted stock	-	-	-	-	-	141	-	141
Share based compensation-options	-	-	84	-	-	-	-	84
Other comprehensive income, net of tax effect	-	-	-	-	-	-	57	57
Balance, September 30, 2017	2,254,950	$23	$21,043	$15,230	$(1,574)	$(723)	$(64)	$33,935

Balance, December 31, 2017	2,255,450	$23	$21,093	$15,369	$(1,559)	$(675)	$(132)	$34,119
Net income	-	-	-	935	-	-	-	935
Restricted shares surrendered and retired	(3,331)	-	(67)	-	-	-	-	(67)
Restricted stock granted in connection with the equity incentive plan	9,500	-	183	-	-	(183)	-	-
Common stock held by ESOP committed to be allocated (4,496 shares)	-	-	47	-	46	-	-	93
Share based compensation-restricted stock	-	-	-	-	-	170	-	170
Share based compensation-options	-	-	91	-	-	-	-	91
Dividend declared	-	-	-	(680)	-	-	-	(680)
Other comprehensive loss, net of tax effect	-	-	-	-	-	-	(153)	(153)
Balance, September 30, 2018	2,261,619	$23	$21,347	$15,624	$(1,513)	$(688)	$(285)	$34,508

The accompanying notes are an integral part of these consolidated financial statements.

PILGRIM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
(unaudited)	2018	2017

Cash flows from operating activities:
Net income	$935	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	135
Capitalized interest on interest-bearing time deposits	(5)	(6)
Amortization of securities, net	44	65
Gain on sales/calls of securities, net	(3)	(2)
Loans originated for sale	(280)	(1,122)
Proceeds from sales of loans originated for sale	281	1,142
Gains on sales of loans, net	(1)	(20)
Change in net deferred origination fees, costs, premiums and discounts	41	(51)
Depreciation and amortization	245	242
Stock based compensation expense	354	300
Increase in accrued interest receivable	(84)	(63)
Increase in bank-owned life insurance	(24)	(26)
(Increase) decrease in other assets	(100)	13
Increase (decrease) in other liabilities	72	(64)
Net cash provided by operating activities	1,565	1,513

Cash flows from investing activities:
Purchase of Federal Home Loan Bank stock	-	(135)
Redemption of Federal Home Loan Bank stock	-	138
Purchases of available-for-sale securities	(893)	(852)
Proceeds from maturities/calls/pay downs of available-for-sale securities	1,353	1,443
Proceeds from maturities of held-to-maturity securities	11	18
Loan principal originations and collections, net	(2,376)	2,393
Loans purchased	(395)	(11,514)
Capital expenditures	(129)	(99)
Net cash used in investing activities	(2,429)	(8,608)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	1,651	(2,246)
Net (decrease) increase in time deposits	(937)	5,814
Payments on Federal Home Loan Bank long-term advances	(9,621)	(17,545)
Proceeds from Federal Home Loan Bank long-term advances	8,000	22,500
Restricted shares surrendered and retired	(67)	(58)
Stock options exercised	-	19
Dividends paid to stockholders	(680)	-
Net cash (used in) provided by financing activities	(1,654)	8,484

Net (decrease) increase in cash and cash equivalents	(2,518)	1,389
Cash and cash equivalents at beginning of period	14,970	11,188
Cash and cash equivalents at end of period	$12,452	$12,577

Supplemental disclosures:
Interest paid	$1,785	$1,425
Income taxes paid	634	793

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. Financial information as of September 30, 2018 and for the interim periods ended September 30, 2018 and 2017 is unaudited; however, in the opinion of management, reflects all adjustments considered necessary for a fair presentation of such information. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period. The Company’s status as an “emerging growth company” will end on December 31, 2019.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted ASU 2016-09 during the reporting period that ended September 30, 2017. As a result of the adoption of ASU 2016-09, the Company recognized an excess tax benefit of $26,000 in the income tax expense section of the consolidated statements of income, for the year ended December 31, 2017. Following the adoption of ASU 2016-09, the Company continues to estimate zero forfeitures.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820).” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods therein and are to be applied prospectively for all new disclosures, and retrospectively for existing disclosures that were modified or removed. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of additional disclosures until their effective date. The Company is evaluating the impact of adopting ASU 2018-13 on its financial statements.

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

Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

EPS for the three and nine months ended September 30, 2018 and 2017 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (In thousands)	$54	$374	$935	$970

Basic and diluted common shares:
Weighted average common shares outstanding	2,261,619	2,254,950	2,262,669	2,254,070
Weighted average unearned shares-restricted stock	(50,629)	(57,060)	(53,982)	(58,808)
Weighted average unallocated ESOP shares	(152,080)	(158,098)	(153,583)	(159,584)
Basic weighted average shares outstanding	2,058,910	2,039,792	2,055,104	2,035,678

Dilutive potential common shares-options	54,510	32,934	44,875	16,668
Dilutive effect of unearned restricted stock	17,559	17,723	16,595	14,294
Diluted weighted average shares outstanding	2,130,979	2,090,449	2,116,574	2,066,640

Basic earnings per share	$0.03	$0.18	$0.46	$0.48
Diluted earnings per share (1) (2)	$0.03	$0.18	$0.44	$0.47

(1)	Options to purchase 10,000 shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 because the effect was anti-dilutive.
(2)	Options to purchase 7,500 shares were not included in the computation of diluted earnings per share for the nine months ended September 30, 2017 because the effect was anti-dilutive.

NOTE 5 - INVESTMENTS IN SECURITIES

Investments in securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of September 30, 2018 and December 31, 2017:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Available-for-sale securities:
September 30, 2018:
Debt securities issued by U.S. government corporations and agencies	$9,252	$-	$149	$9,103
Debt securities issued by states of the United States and political subdivisions of the states	2,741	-	43	2,698
Mortgage-backed securities	4,288	3	172	4,119
	$16,281	$3	$364	$15,920

December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$8,350	$-	$70	$8,280
Debt securities issued by states of the United States and political subdivisions of the states	3,258	15	20	3,253
Mortgage-backed securities	5,174	3	103	5,074
	$16,782	$18	$193	$16,607

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
Held-to-maturity securities:
September 30, 2018:
Mortgage-backed securities	$72	$42	$-	$114
	$72	$42	$-	$114

December 31, 2017:
Mortgage-backed securities	$83	$38	$-	$121
	$83	$38	$-	$121

The scheduled maturities of debt securities were as follows as of September 30, 2018:

	Available-For-Sale	Held-To-Maturity
		Amortized
	Fair	Cost	Fair
	Value	Basis	Value
	(In Thousands)
Due within one year	$3,026	$-	$-
Due after one year through five years	7,181	-	-
Due after five years through ten years	1,022	-	-
Due after ten years	572	-	-
Mortgage-backed securities	4,119	72	114
	$15,920	$72	$114

No available-for-sale securities were sold during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, there were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2018:
Debt securities issued by U.S. government corporations and agencies	$5,105	$100	3,998	$49	$9,103	$149
Debt securities issued by states of the United States and political subdivisions of the states	2,143	21	555	22	2,698	43
Mortgage-backed securities	1,319	45	2,511	127	3,830	172
Total temporarily impaired securities	$8,567	$166	$7,064	$198	$15,631	$364

December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,025	$30	$3,755	$40	$7,780	$70
Debt securities issued by states of the United States and political subdivisions of the states	990	7	1,073	13	2,063	20
Mortgage-backed securities	1,512	10	3,228	93	4,740	103
Total temporarily impaired securities	$6,527	$47	$8,056	$146	$14,583	$193

As of September 30, 2018, investment securities with unrealized losses consist of 21 debt securities issued by U.S. government corporations and government-sponsored agencies, 11 debt securities issued by states of the United States and political subdivisions of the states and mortgage-backed securities consisting of 26 government agencies and government sponsored enterprises. The Company reviews investments for other-than-temporary impairment using a number of factors including the length of time and the extent to which the market value has been less than cost and by examining any credit deterioration or ratings downgrades. The unrealized losses in the above tables are primarily attributable to changes in market interest rates. As Company management has the intent and ability to hold impaired debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, ASC 320-10, “Investments - Debt and Equity Securities,” requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive income, net of related taxes.

No other-than-temporary impairment losses were recognized for the three and nine months ended September 30, 2018 and 2017.

NOTE 6 - LOANS

Loans consisted of the following:

	September 30,	December 31,
	2018	2017
	(In Thousands)
Real estate loans:
One-to four- family residential	$137,685	$143,413
Commercial	24,042	24,360
Multi-family	27,334	21,402
Home equity loans and lines of credit	3,346	2,553
Construction	27,813	25,279
Commercial and industrial loans	2,761	2,802
Consumer loans:
Consumer lines of credit	19	12
Other consumer loans	586	994
	223,586	220,815
Net deferred loan origination fees, costs, premiums and discounts	348	389
Allowance for loan losses	(1,319)	(1,229)
Net loans	$222,615	$219,975

The following tables set forth information regarding the allowance for loan losses as of and for the three and nine months ended September 30, 2018 and 2017:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total
	(In Thousands)
Three Months ended September 30, 2018:
Allowance for loan losses:
Beginning balance	$581	$120	$87	$17	$392	$9	$-	$6	$62	$1,274
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(25)	15	36	(1)	6		-	(1)	15	45
Ending balance	$556	$135	$123	$16	$398	$9	$-	$5	$77	$1,319

Three Months ended September 30, 2017:
Allowance for loan losses:
Beginning balance	$524	$131	$85	$11	$349	$9	$1	$10	$19	$1,139
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	44	(6)	1	2	10	-	-	(2)	(4)	45
Ending balance	$568	$125	$86	$13	$359	$9	$1	$8	$15	$1,184

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total
	(In Thousands)
Nine Months ended September 30, 2018:
Allowance for loan losses:
Beginning balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
(Benefit) provision	(56)	11	37	4	50	-	-	(3)	47	90
Ending balance	$556	$135	$123	$16	$398	$9	$-	$5	$77	$1,319

Nine Months ended September 30, 2017:
Allowance for loan losses:
Beginning balance	$449	$134	$74	$12	$340	$10	$1	$15	$14	$1,049
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision (benefit)	119	(9)	12	1	19	(1)	-	(7)	1	135
Ending balance	$568	$125	$86	$13	$359	$9	$1	$8	$15	$1,184

The following tables set forth information regarding the allowance for loan losses at September 30, 2018 and December 31, 2017:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total

At September 30, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	556	135	123	16	398	9	-	5	77	1,319
Total allowance for loan losses ending balance	$556	$135	$123	$16	$398	$9	$-	$5	$77	$1,319

Loans:
Ending balance:
Individually evaluated for impairment	$4,830	$602	$-	$5	$-	$-	$-	$-	$-	$5,437
Ending balance:
Collectively evaluated for impairment	132,855	23,440	27,334	3,341	27,813	2,761	19	586	-	218,149
Total loans ending balance	$137,685	$24,042	$27,334	$3,346	$27,813	$2,761	$19	$586	$-	$223,586

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer	Other
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Consumer	Unallocated	Total

At December 31, 2017:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$21	$-	$-	$-	$-	$-	$-	$-	$-	$21
Ending balance:
Collectively evaluated for impairment	591	124	86	12	348	9	-	8	30	1,208
Total allowance for loan losses ending balance	$612	$124	$86	$12	$348	$9	$-	$8	$30	$1,229

Loans:
Ending balance:
Individually evaluated for impairment	$2,882	$622	$-	$6	$-	$-	$-	$-	$-	$3,510
Ending balance:
Collectively evaluated for impairment	140,531	23,738	21,402	2,547	25,279	2,802	12	994	-	217,305
Total loans ending balance	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$-	$220,815

The following tables set forth information regarding nonaccrual loans and past-due loans as of September 30, 2018 and December 31, 2017:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total		Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total	and Accruing	Loans
	(In Thousands)
September 30, 2018:
Real estate loans:
One- to four-family residential	$-	$-	$567	$567	$137,118	$137,685	$-	$567
Commercial	-	-	-	-	24,042	24,042	-	-
Multi-family	-	-	-	-	27,334	27,334	-	-
Home equity loans and lines of credit	-	-	5	5	3,341	3,346	-	5
Construction	-	-	-	-	27,813	27,813	-	-
Commercial and industrial loans	-	-	-	-	2,761	2,761	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	19	19	-	-
Other consumer	-	-	-	-	586	586	-	-
Total	$-	$-	$572	$572	$223,014	$223,586	$-	$572

December 31, 2017:
Real estate loans:
One- to four-family residential	$-	$-	$112	$112	$143,301	$143,413	$-	$112
Commercial	-	-	-	-	24,360	24,360	-	-
Multi-family	-	-	-	-	21,402	21,402	-	-
Home equity loans and lines of credit	-	-	-	-	2,553	2,553	-	-
Construction	-	-	-	-	25,279	25,279	-	-
Commercial and industrial loans	-	-	-	-	2,802	2,802	-	-
Consumer loans:
Consumer lines of credit	-	-	-	-	12	12	-	-
Other consumer	12	-	-	12	982	994	-	-
Total	$12	$-	$112	$124	$220,691	$220,815	$-	$112

Information about loans that meet the definition of an impaired loan in ASC 310-10-35, “Receivables – Overall Subsequent Measurement,” is as follows at September 30, 2018 and December 31, 2017:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In Thousands)
September 30, 2018:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$4,830	$4,830	$-
Commercial	602	602	-
Home equity loans and lines of credit	5	87	-
Total impaired with no related allowance	5,437	5,519	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	-	-	-
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	-	-	-

Total
Real estate loans:
One- to four-family residential	4,830	4,830	-
Commercial	602	602	-
Home equity loans and lines of credit	5	87	-
Total impaired loans	$5,437	$5,519	$-

December 31, 2017:
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$2,315	$2,315	$-
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired with no related allowance	2,943	3,025	-

With an allowance recorded:
Real estate loans:
One- to four-family residential	567	567	21
Commercial	-	-	-
Home equity loans and lines of credit	-	-	-
Total impaired with an allowance recorded	567	567	21

Total
Real estate loans:
One- to four-family residential	2,882	2,882	21
Commercial	622	622	-
Home equity loans and lines of credit	6	88	-
Total impaired loans	$3,510	$3,592	$21

The following table presents, by class, information related to average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2018 and September 30, 2017.

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In Thousands)
With no related allowance recorded:
Real estate loans:
One- to four-family residential	$3,076	$76	$2,757	$87
Commercial	611	35	642	27
Home equity loans and lines of credit	5	-	6	2
Total impaired with no related allowance	3,692	111	3,405	116

With an allowance recorded:
Real estate loans:
One- to four-family residential	-	-	643	41
Commercial	-	-	-	-
Home equity loans and lines of credit	-	-	-	-
Total impaired with an allowance recorded	-	-	643	41

Total
Real estate loans:
One- to four-family residential	3,076	76	3,400	128
Commercial	611	35	642	27
Home equity loans and lines of credit	5	-	6	2
Total impaired loans	$3,692	$111	$4,048	$157

The following tables present the Company’s loans by risk rating:

	Real Estate:						Consumer
	One- to four-family			Home Equity Loans		Commercial and	Consumer
	Residential	Commercial	Multi-family	and Lines of Credit	Construction	Industrial Loans	Lines of Credit	Other Consumer	Total
	(In Thousands)
September 30, 2018:
Grade:
Pass	$-	$18,504	$27,334	$-	$27,813	$2,761	$-	$-	$76,412
Special mention	2,000	5,538	-	-		-	-	-	7,538
Substandard	567	-	-	5	-	-	-	-	572
Loans not formally rated	135,118		-	3,341	-	-	19	586	139,064
Total	$137,685	$24,042	$27,334	$3,346	$27,813	$2,761	$19	$586	$223,586

December 31, 2017:
Grade:
Pass	$-	$22,818	$21,402	$-	$23,649	$2,802	$-	$-	$70,671
Special mention	-	1,542	-	-	1,630	-	-	-	3,172
Substandard	679	-	-	6	-	-	-	-	685
Loans not formally rated	142,734	-	-	2,547	-	-	12	994	146,287
Total	$143,413	$24,360	$21,402	$2,553	$25,279	$2,802	$12	$994	$220,815

At September 30, 2018 and December 31, 2017, there were no loans rated “doubtful” or “loss.”

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

During the nine months ended September 30, 2018, there were two loans modified as TDRs. During the nine months ended September 30, 2017, there were two loans (one relationship) modified as TDRs. The following tables provide information on how the loans were modified as TDRs during the nine month period ending September 30, 2018 and 2017:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
September 30, 2018
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	2	$1,788	$2,150
	2	$1,788	$2,150

September 30, 2017:
Troubled Debt Restructurings:
Real estate loans:
One- to four- family residential	1	$567	$567
Home equity loans and lines of credit	1	6	6
	2	$573	$573

				Term Extensions and
	Rate	Interest Only	Rate Reduction and	Capitalization of
	Reduction	Period	Interest Only Period	Payments and Fees
	(Dollars in Thousands)
September 30, 2018
Real estate loans:
One- to four- family residential	$-	$150	$-	$2,000
Total	$-	$150	$-	$2,000

December 31, 2017:
Real estate loans:
One- to four- family residential	$-	$567	$-	$-
Home equity loans and lines of credit	-	6	-	-
Total	$-	$573	$-	$-

As of September 30, 2018 there were two consumer mortgage loans (one relationship) collateralized by residential real estate in the process of foreclosure. These loans, which were modified as troubled debt restructures within the past twelve months, amount to $654,000 on a gross basis and previously had a partial charge off of $82,000 resulting in a combined net loan balance of $572,000. As of September 30, 2018, there was no commitment to lend additional funds to this borrower. As of December 31, 2017, there were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure. As of September 30, 2018 and December 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid balances of mortgage and other loans serviced for others were $23.0 million and $22.7 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 7 – DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at September 30, 2018 and December 31, 2017 was $27.0 million and $28.4 million, respectively. The totals exclude $5.0 million of brokered time deposits, which were bifurcated into amounts below the FDIC insurance limit, as of September 30, 2018 and December 31, 2017.

For time deposits as of September 30, 2018, the scheduled maturities for each of the following five years ended September 30 are:

(In Thousands)
2019	$43,072
2020	31,633
2021	16,331
2022	5,214
2023	732
Total	$96,982

There were $8.3 million of brokered certificates of deposit and $8.6 million of listing service deposits at September 30, 2018. There were $9.1 million of broker certificates of deposit and $9.1 million of listing service deposits at December 31, 2017.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Maturities of advances from the FHLB for the years ending after September 30, 2018 are summarized as follows:

(In Thousands)
2019	$10,208
2020	7,572
2021	2,405
2022	9,833
2023	70
Thereafter	8,500
$38,588

Interest rates ranged from 1.01% to 2.71% with a weighted-average interest rate of 1.74% at September 30, 2018. Interest rates ranged from 1.01% to 2.08% with a weighted-average interest rate of 1.48% at December 31, 2017.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value as of September 30, 2018 and December 31, 2017. The Company did not have any significant transfers between level 1 and level 2 of the fair value hierarchy during the nine months ended September 30, 2018.

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

The following tables summarize assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2018 :
Debt securities issued by
U.S. government corporations and agencies	$9,103	$-	$9,103	$-
Debt securities issued by states of the
United States and political subdivisions of the states	2,698	-	2,698	-
Mortgage-backed securities	4,119	-	4,119	-
Totals	$15,920	$-	$15,920	$-

December 31, 2017 :
Debt securities issued by
U.S. government corporations and agencies	$8,280	$-	$8,280	$-
Debt securities issued by states of the
United States and political subdivisions of the states	3,253	-	3,253	-
Mortgage-backed securities	5,074	-	5,074	-
Totals	$16,607	$-	$16,607	$-

Under certain circumstances, we make adjustments to fair value for certain assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2018 and December 31, 2017 for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2018:
Impaired loans	$572	$-	$-	$572
Totals	$572	$-	$-	$572

December 31, 2017:
Impaired loans	$552	$-	$-	$552
Totals	$552	$-	$-	$552

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,452	$12,452	$-	$-	$12,452
Interest-bearing time deposits with other banks	1,111	-	1,111	-	1,111
Available-for-sale securities	15,920	-	15,920	-	15,920
Held-to-maturity securities	72	-	114	-	114
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	222,615	-	-	224,360	224,360
Accrued interest receivable	709	709	-	-	709

Financial liabilities:
Deposits	190,961	-	190,977	-	190,977
FHLB advances	38,588	-	36,716	-	36,716

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,970	$14,970	$-	$-	$14,970
Interest-bearing time deposits with other banks	1,106	-	1,106	-	1,106
Available-for-sale securities	16,607	-	16,607	-	16,607
Held-to-maturity securities	83	-	121	-	121
Federal Home Loan Bank stock	2,296	2,296	-	-	2,296
Investment in The Co-operative Central
Reserve Fund	384	384	-	-	384
Loans, net	219,975	-	-	221,238	221,238
Accrued interest receivable	625	625	-	-	625

Financial liabilities:
Deposits	190,247	-	190,748	-	190,748
FHLB advances	40,209	-	38,212	-	38,212

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 under the indicated captions. Accounting policies related to financial instruments are described below.

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

Investment in the Co-operative Central Reserve Fund: the carrying amount is based on redemption provisions of the Reserve Fund and approximates those assets’ fair values.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET 1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At September 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of September 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table as of September 30, 2018 and December 31, 2017.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2018:
Total Capital (to Risk Weighted Assets)	$27,900	15.72%	$14,201	8.0%	$17,751	10.0%
Tier 1 Capital (to Risk Weighted Assets)	26,572	14.97	10,651	6.0	14,201	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	26,572	14.97	7,988	4.5	11,538	6.5
Tier 1 Capital (to Average Assets)	26,572	10.04	10,588	4.0	13,234	5.0

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$26,097	15.15%	$13,782	8.0%	$17,227	10.0%
Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	10,336	6.0	13,782	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	24,859	14.43	7,752	4.5	11,198	6.5
Tier 1 Capital (to Average Assets)	24,859	9.45	10,521	4.0	13,151	5.0

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

The Company did not repurchase any shares of common stock during the nine months ended September 30, 2018 and 2017.

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

At September 30, 2018, there were 6,103 restricted stock awards and 37,758 stock options available for future grants pursuant to the 2015 EIP.

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

The weighted average assumptions and fair value used for options granted are as follows:

	Stock Option
	Assumptions
	Grant 1/23/2018	Grant 6/1/2017	Grant 6/1/2016
Expected life	6.40 years	6.40 years	6.40 years
Expected dividend yield	0%	0%	0%
Expected volatility	13.74%	23.93%	20.24%
Expected forfeiture rate	0%	0%	0%
Risk free rate	2.55%	2.02%	1.67%
Fair value per option	$4.18	$5.04	$3.17

A summary of activity for the 2015 Equity Incentive Plan as of and for the nine months ended September 30, 2018 and September 30, 2017 is as follows:

	2018		2017
	Number of	Weighted Avg.	Number of	Weighted Avg.
	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of period	175,000	$13.05	169,500	$12.85
Granted	10,000	$19.30	7,500	$17.45
Exercised	-	$-	(1,500)	$12.85
Outstanding at end of period	185,000	$13.39	175,500	$13.05

Exercisable at end of period	31,900	$12.85	32,400	$12.85

Weighted average fair value of 169,500 options granted 6/1/2016	$3.17
Weighted average contractual life remaining	7.7 years
Weighted average exercise price	$12.85
Aggregate intrinsic value as of September 30, 2018 ($ in thousands)	$1,590

Weighted average fair value of 7,500 options granted 6/1/2017	$5.04
Weighted average contractual life remaining	8.7 years
Weighted average exercise price	$17.45
Aggregate intrinsic value as of September 30, 2018 ($ in thousands)	$37

Weighted average fair value of 10,000 options granted 1/23/2018	$4.18
Weighted average contractual life remaining	9.4 years
Weighted average exercise price	$19.30
Aggregate intrinsic value as of September 30, 2018 ($ in thousands)	$31

	Restricted Stock
	2018		2017
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value

Unvested outstanding at beginning of period	60,110	$13.11	70,950	$12.85
Granted	9,500	$19.30	3,350	$17.45
Shares surrendered	(3,331)	$12.85	(3,339)	$12.85
Shares vested	(11,529)	$13.12	(10,851)	$12.85
Unvested oustanding at end of period	54,750	$14.19	60,110	$13.11

As of September 30, 2018, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2016 amounted to $287,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2016 amounted to $486,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 2.5 years.

As of September 30, 2018, unrecognized share-based compensation expense related to non-vested options granted on June 1, 2017 amounted to $28,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on June 1, 2017 amounted to $43,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.6 years.

As of September 30, 2018, unrecognized share-based compensation expense related to non-vested options granted on January 23, 2018 amounted to $36,000 and the unrecognized share-based compensation expense related to non-vested restricted stock granted on January 23, 2018 amounted to $159,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 4.4 years.

For the three months ended September 30, 2018, the Company recognized stock option related compensation expense of $31,000, and the recognized tax benefit related to this expense was $3,000. For the nine months ended September 30, 2018, the Company recognized stock option related compensation expense of $91,000, and the recognized tax benefit related to this expense was $9,000.

For the three months ended September 30, 2017, the Company recognized stock option related compensation expense of $29,000, and the recognized tax benefit related to this expense was $3,000. For the nine months ended September 30, 2017, the Company recognized stock option related compensation expense of $84,000, and the recognized tax benefit related to this expense was $10,000.

For the three months ended September 30, 2018, the Company recognized restricted stock related compensation expense of $58,000, and the recognized tax benefit related to this expense was $16,000. For the nine months ended September 30, 2018, the Company recognized restricted stock related compensation expense of $170,000, and the recognized tax benefit related to this expense was $47,000.

For the three months ended September 30, 2017, the Company recognized restricted stock related compensation expense of $49,000, and the recognized tax benefit related to this expense was $20,000. For the nine months ended September 30, 2017, the Company recognized restricted stock related compensation expense of $141,000, and the recognized tax benefit related to this expense was $55,000.

NOTE 13 – MERGER ANNOUNCEMENT

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

For the three and nine months ended September 30, 2018, the Company incurred $456,000 of merger related expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	our ability to consummate our proposed merger with Hometown Financial Group, Inc.;

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our pending merger with Hometown Financial Group is not consummated;

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing our commercial real estate, multi-family, non-owner occupied residential and construction lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to continue to improve our asset quality even as we increase our non-residential and non-owner occupied residential lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. During the nine months ended September 30, 2018, there were no material changes to the critical accounting policies disclosed in Pilgrim Bancshares, Inc.’s Annual Report Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 21, 2018.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets decreased $446,000, to $265.1 million at September 30, 2018 from $265.5 million at December 31, 2017. The slight decrease was primarily due to a decrease in cash and cash equivalents of $2.5 million and a decrease in available-for-sale investment securities of $687,000, partially offset by an increase in several asset categories including net loans, which increased $2.6 million.

Total cash and cash equivalents decreased $2.5 million, or 16.8%, to $12.5 million at September 30, 2018 from $15.0 million at December 31, 2017. The decrease in cash and cash equivalents resulted from a decrease in borrowings and an increase in loans.

Net loans increased $2.6 million, or 1.2%, to $222.6 million at September 30, 2018 from $220.0 million at December 31, 2017. The Company originated $49.4 million of new loans, and participated in a $395,000 residential construction loan for the nine months ended September 30, 2018. Of the $49.4 million of new loans originated during the nine months ended September 30, 2018, $6.7 million of funds were not advanced. Loan amortization and payoffs totaled $40.3 million during the nine months ended September 30, 2018.

Investment securities classified as available-for-sale decreased $687,000, or 4.1%, to $15.9 million at September 30, 2018 from $16.6 million at December 31, 2017. The decrease was due to the maturity of two securities and payments in the ordinary course of business. Investment securities classified as held-to-maturity decreased $11,000, or 13.3%, to $72,000 at September 30, 2018, from $83,000 at December 31, 2017 due to payments in the ordinary course of business.

Bank-owned life insurance at September 30, 2018 increased $24,000, or 1.0%, to $2.4 million at September 30, 2018 from $2.3 million at December 31, 2017 due to normal increases in cash surrender value.

Deposits increased $714,000, or 0.4%, to $191.0 million at September 30, 2018 from $190.2 million at December 31, 2017, primarily due to a $4.4 million increase in demand deposits and a $1.1 million increase in savings accounts, partially offset by a $2.5 million decrease in money market accounts and a $1.2 million decrease in NOW accounts. Core deposits, which we consider to be our noninterest-bearing demand accounts, NOW accounts, savings accounts and money market accounts, collectively increased $1.7 million, or 1.8%, to $94.0 million at September 30, 2018 from $92.3 million at December 31, 2017 due to new deposit account openings.

FHLB advances decreased $1.6 million, or 4.0%, to $38.6 million at September 30, 2018 from $40.2 million at December 31, 2017 as a result of payments on amortizing borrowings. FHLB advances as of September 30, 2018 consisted of long term bullet and amortizing borrowings.

Stockholders’ equity increased $389,000, or 1.1%, to $34.5 million at September 30, 2018 from $34.1 million at December 31, 2017. The increase was driven by $935,000 of net income offset by $680,000 of dividends declared during the nine months ended September 30, 2018. Additional paid in capital increased $254,000 during the nine month period ended September 30, 2018 due to the impact of equity incentive plans.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At September 30, 2018			At December 31, 2017

	30-59	60-89	90 Days or	30-59	60-89	90 Days or
	Days	Days	More	Days	Days	More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In Thousands)
Real estate loans:
One- to four-family residential (1)	$-	-	$567	$-	$-	$112
Commercial	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Home equity loans and lines of credit	-	-	5	-	-	-
Construction	-	-	-	-	-	-
Total real estate	-	-	572	-	-	112
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans	-	-	-	12	-	-
Total loans	$-	$-	$572	$12	$-	$112

(1)	There were no delinquent non-owner occupied residential real estate loans at September 30, 2018 or December 31, 2017.

Classified Assets. The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2018 and December 31, 2017.

	At September 30,	At December 31,
	2018	2017

	(In Thousands)
Classified assets:
Substandard:
Loans	$572	$685
Securities	72	83
Total substandard	644	768
Doubtful	-	-
Loss	-	-
Total classified assets	$644	$768
Special mention	$7,538	$3,172

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

	At September 30,	At December 31,
	2018	2017

	(Dollars In Thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential(1)	$567	$112
Commercial	-	-
Multi-family	-	-
Home equity loans and lines of credit	5	-
Construction	-	-
Total real estate	572	112
Commercial and industrial loans	-	-
Consumer loans	-	-
Total non-accrual loans	572	112

Total accruing loans past due 90 days or more	-	-
Total of nonaccrual loans and accruing loans	572	112
90 days or more past due

Other non-performing assets	-	-
Total non-performing assets	572	112

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential(2)	4,263	2,882
Commercial	602	622
Multi-family	-	-
Home equity loans and lines of credit	-	6
Total real estate	4,865	3,510
Commercial and industrial loans	-	-
Consumer loans	-	-
Total troubled debt restructurings	4,865	3,510

Total non-performing loans and troubled debt restructurings	$5,437	$3,622

Non-performing loans to total loans	0.26%	0.05%
Non-performing assets to total assets	0.22%	0.04%
Non-performing assets and troubled debt restructurings to total assets	2.05%	1.36%

(1)	There were no non-performing non-owner occupied residential real estate loans at September 30, 2018 or December 31, 2017.
(2)	There was one troubled debt restructuring related to non-owner occupied residential real estate loans at September 30, 2018 and none at December 31, 2017.

We had no foreclosed real estate at September 30, 2018 and December 31, 2017.

Other Loans of Concern. There were no other loans at September 30, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. Net income for the three months ended September 30, 2018 was $54,000, compared to net income of $374,000 for the three months ended September 30, 2017. The decrease of $320,000, or 85.6%, in net income was primarily due to $456,000 of merger related expense and a higher effective tax rate due to the nondeductible nature of merger related expense.

Interest and Dividend Income. Total interest and dividend income for the three months ended September 30, 2018 increased $310,000, or 12.6%, to $2.8 million compared to $2.5 million for the three months ended September 30, 2017. The increase in interest and dividend income was the result of higher average loan balances and yields in the three months ended September 30, 2018. The average balance of loans during the three months ended September 30, 2018 increased $7.3 million to $221.5 million from $214.2 million for the three months ended September 30, 2017, while the average yield on loans increased 32 basis points to 4.67% for the three months ended September 30, 2018 from 4.35% for the three months ended September 30, 2017. The increase in average yield on loans was primarily driven by the Federal Reserve Bank raising the federal funds rate. During 2017, the Federal Reserve Bank increased federal funds rates 25 basis points on three separate occasions. The second 25 basis point increase was not until June 15, 2017. So far in 2018, the Federal Reserve Bank has increased federal funds rates 25 basis points on three occasions. The average balance of investment securities decreased $947,000 to $16.1 million for the three months ended September 30, 2018 from $17.0 million for the three months ended September 30, 2017, the yield on investment securities increased 47 basis points to 1.99% for the three months ended September 30, 2018 from 1.52% for the three months ended September 30, 2017. The increase was consistent with rising short and intermediate-term rates.

Interest Expense. Total interest expense increased $171,000, or 33.9%, to $674,000 for the three months ended September 30, 2018 from $503,000 for the three months ended September 30, 2017. Interest expense on interest-bearing deposit accounts increased $130,000, or 33.5%, to $518,000 for the three months ended September 30, 2018 from $388,000 for the three months ended September 30, 2017. The increase was primarily due to higher interest rates on money market accounts and certificates of deposits.

Interest expense on FHLB advances increased $41,000, or 35.7%, to $156,000 for the three months ended September 30, 2018 from $115,000 for the three months ended September 30, 2017. The average balance of advances increased $681,000 or 1.9%, $36.8 million for the three months ended September 30, 2018 compared to $36.1 million for the three months ended September 30, 2017. The cost of funds on FHLB advances increased 42 basis points to 1.69% for the three months ended September 30, 2018 from 1.27% for the three months ended September 30, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $139,000, or 7.1%, to $2.1 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. On a tax-equivalent basis, net interest and dividend income increased $138,000, or 7.0%, to $2.1 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. The tax-equivalent basis increase resulted from a $309,000 increase in interest income, partially offset by a $171,000 increase in interest expense. Our average interest-earning assets increased $6.5 million to $253.7 million for the three months ended September 30, 2018 from $247.2 million for the three months ended September 30, 2017. Our net interest rate spread increased 7 basis points to 3.06% for the three months ended September 30, 2018 from 2.99% for the three months ended September 30, 2017, and our net interest margin increased 13 basis points to 3.31% for the three months ended September 30, 2018 from 3.17% for the three months ended September 30, 2017. The increase in our interest rate spread and net interest margin reflected an increase in average balance of loans and increased interest on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the three months ended September 30, 2018 and 2017 of $45,000. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the three months ended September 30, 2018 and 2017, respectively. The allowance for loan losses was $1.3 million, or 0.59% of total loans at September 30, 2018, compared to $1.2 million or 0.54% of total loans at September 30, 2017.

Noninterest Income. Noninterest income decreased $19,000, or 14.8%, to $109,000 for the three months ended September 30, 2018 from $128,000 for the three months ended September 30, 2017. The decrease was primarily driven by lower gains on sales of loans. Rental income was relatively flat at $56,000 for the three months ended September 30, 2018 compared to $52,000 for the three months ended September 30, 2017.

Noninterest Expense. Noninterest expense was $1.9 million for the three months ended September 30, 2018 compared to $1.4 million for the three months ended September 30, 2017. The Company recognized $456,000 of merger related expense during the three months ended September 30, 2018 related to its pending merger with Hometown Financial Group. Salaries and benefits increased $53,000 due to staff merit increases and data processing increased $15,000. Federal Deposit Insurance Corporation expense decreased $28,000, and all other noninterest expenses spread across various categories decreased $7,000.

Income Taxes. Income before income taxes of $262,000 resulted in income tax expense of $208,000 for the three months ended September 30, 2018, compared to income before income taxes of $631,000 resulting in an income tax expense of $257,000 for the three months ended September 30, 2017. The effective income tax rate was 79.4% for the three months ended September 30, 2018 compared to 40.7% for the three months ended September 30, 2017. The increase in the effective tax rate was due to the nondeductible nature of the $456,000 of merger related expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General. Net income for the nine months ended September 30, 2018 was $935,000, compared to net income of $970,000 for the nine months ended September 30, 2017. The decrease of $35,000, or 3.6%, in net income was primarily due to an increase in noninterest expense partially offset by higher levels of net interest income. Income before taxes decreased $97,000, or 6.1%.

Interest and Dividend Income. Total interest and dividend income for the nine months ended September 30, 2018 increased $779,000, or 10.9%, to $7.9 million compared to $7.1 million for the nine months ended September 30, 2017. The increase in interest and dividend income was the result of higher average loan balances and yields in the nine months ended September 30, 2018. The average balance of loans during the nine months ended September 30, 2018 increased $7.3 million to $219.1 million from $211.8 million for the nine months ended September 30, 2017, while the average yield on loans increased 25 basis points to 4.50% for the nine months ended September 30, 2018 from 4.25% for the nine months ended September 30, 2017. The increase in average yield on loans was primarily driven by the Federal Reserve Bank raising the federal funds rate. During 2017, the Federal Reserve Bank increased federal funds rates 25 basis points on three separate occasions. The first 25 basis point increase was not until March 15, 2017. So far in 2018, the Federal Reserve Bank has increased federal funds rates 25 basis points on three occasions. The average balance of interest-earning deposits decreased $614,000 to $14.4 million for the nine months ended September 30, 2018 from $15.0 million for the nine months ended September 30, 2017, and the yield on interest-earning deposits increased 67 basis points to 1.72% for the nine months ended September 30, 2018 from 1.05% for the nine months ended September 30, 2017. The increase was consistent with rising short-term rates. The average balance of investment securities decreased $857,000 to $16.3 million for the nine months ended September 30, 2018 from $17.2 million for the nine months ended September 30, 2017, and the yield on investment securities increased 38 basis points to 1.91% for the nine months ended September 30, 2018 from 1.53% for the nine months ended September 30, 2017. The increase was consistent with rising short and intermediate-term rates.

Interest Expense. Total interest expense increased $357,000, or 24.9%, to $1.8 million for the nine months ended September 30, 2018 from $1.4 million for the nine months ended September 30, 2017. Interest expense on interest-bearing deposit accounts increased $216,000, or 19.2%, to $1.3 million for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017. The increase was primarily due to higher average deposit balances and higher interest rates on certificates of deposits and money market accounts.

Interest expense on FHLB advances increased $141,000, or 45.3%, to $452,000 for the nine months ended September 30, 2018 from $311,000 for the nine months ended September 30, 2017. The average balance of advances was flat at $37.4 million for the nine months ended September 30, 2019 and 2018. The cost of funds on FHLB advances increased 50 basis points to 1.61% for the nine months ended September 30, 2018 from 1.11% for the nine months ended September 30, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $422,000, or 7.4%, to $6.1 million for the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. On a tax-equivalent basis, net interest and dividend income increased $418,000, or 7.3%, to $6.1 million for the nine months ended September 30, 2018 from $5.7 million for the nine months ended September 30, 2017. The tax-equivalent basis increase resulted from a $775,000 increase in interest income, partially offset by a $357,000 increase in interest expense. Our average interest-earning assets increased $5.8 million to $252.5 million for the nine months ended September 30, 2018 from $246.7 million for the nine months ended September 30, 2017. Our net interest rate spread increased 11 basis points to 3.03% for the nine months ended September 30, 2018 from 2.92% for the nine months ended September 30, 2017, and our net interest margin increased 15 basis points to 3.23% for the nine months ended September 30, 2018 from 3.08% for the nine months ended September 30, 2017. The increase in our interest rate spread and net interest margin reflected an increase in average balance of loans and increased interest on loans.

Provision for Loan Losses. We recorded a provision for loan losses for the nine months ended September 30, 2018 of $90,000, compared to a provision of $135,000 for the nine months ended September 30, 2017. We maintain the allowance for loan losses at levels we believe are adequate to cover our estimate of probable credit losses as of the end of the reporting period. There were no charge-offs recognized for the nine months ended September 30, 2018 and 2017, respectively. The allowance for loan losses was $1.3 million, or 0.59% of total loans at September 30, 2018, compared to $1.2 million or 0.54% of total loans at September 30, 2017.

Noninterest Income. Noninterest income was essentially flat at $361,000 for the nine months ended September 30, 2018 compared to $360,000 for the nine months ended September 30, 2017. The slight increase was driven by increased deposit fees and other fees during the nine months ended September 30, 2018, partially offset by lower gains on sales of loans. Rental income increased $5,000 or 3.0% to $170,000 for the nine months ended 2018 compared to $165,000 for the nine months ended September 30, 2017.

Noninterest Expense. Noninterest expense was $4.9 million for the nine months ended September 30, 2018 compared to $4.3 million for the nine months ended September 30, 2017. The Company recognized $456,000 of merger related expense during the nine months ended September 30, 2018 related to its pending merger with Hometown Financial Group. Salaries and benefits increased $87,000 due to staff merit increases, data processing expense increased $43,000, advertising increased $25,000 due to mail and print ad campaigns, communications expenses increased $11,000, and occupancy expense increased $6,000. The Federal Deposit Insurance Corporation assessment decreased $28,000 due to lower than projected asset growth, and all other noninterest expenses decreased $29,000, spread across various categories.

Income Taxes. Income before income taxes of $1.5 million resulted in income tax expense of $558,000 for the nine months ended September 30, 2018, compared to income before income taxes of $1.6 million resulting in an income tax expense of $620,000 for the nine months ended September 30, 2017. The effective income tax rate was 37.4% for the nine months ended September 30, 2018 compared to 39.0% for the nine months ended September 30, 2017. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Act). Among other provisions, the Tax Act reduced the historical corporate income tax rate to 21 percent for tax years beginning after December 31, 2017. The nondeductible nature of merger related expense of $456,000 muted the reduction in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$221,492	$2,588	4.67%	$214,164	$2,327	4.35%
Interest-earning deposits	13,458	69	2.04%	13,372	45	1.34%
Investment securities (2)	16,069	80	1.99%	17,016	64	1.52%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,680	33	5.00%	2,670	25	3.71%
Total interest-earning assets	253,699	2,770	4.37%	247,222	2,461	3.98%
Noninterest-earning assets	10,559			10,829
Total assets	$264,258			$258,051

Interest-bearing liabilities:
Savings accounts	$20,649	8	0.15%	$20,244	8	0.15%
NOW accounts	21,901	3	0.05%	19,101	2	0.05%
Money market accounts	30,351	61	0.81%	32,290	32	0.40%
Certificates of deposit	97,834	446	1.82%	96,023	346	1.44%
Total interest-bearing deposits	170,735	518	1.21%	167,658	388	0.93%
Federal Home Loan Bank advances	36,800	156	1.69%	36,119	115	1.27%
Total interest-bearing liabilities	207,535	674	1.30%	203,777	503	0.99%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	21,026			19,809
Other noninterest-bearing liabilities	981			634
Total noninterest-bearing liabilities	22,007			20,443
Total liabilities	229,542			224,220
Total stockholders' equity	34,716			33,831
Total liabilities and total stockholders equity	$264,258			$258,051
Net interest income		$2,096			$1,958
Net interest rate spread (3)			3.06%			2.99%
Net interest-earning assets (4)	$46,164			$43,445
Net interest margin (5)			3.31%			3.17%
Average interest-earning assets to interest-bearing liabilities	122.24%			121.32%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $4,000 and $5,000 was applied to tax-exempt income for the three months ended September 30, 2018 and September 30, 2017, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In Thousands)
Interest-earning assets:
Loans	$219,108	$7,400	4.50%	$211,796	$6,752	4.25%
Interest-earning deposits	14,432	186	1.72%	15,046	118	1.05%
Investment securities (2)	16,293	233	1.91%	17,150	197	1.53%
Federal Home Loan Bank stock and
The Co- operative Central Reserve Fund	2,680	94	4.68%	2,705	71	3.50%
Total interest-earning assets	252,513	7,913	4.18%	246,697	7,138	3.86%
Noninterest-earning assets	10,545			10,997
Total assets	$263,058			$257,694

Interest-bearing liabilities:
Savings accounts	$20,629	23	0.15%	$20,387	23	0.15%
NOW accounts	21,569	8	0.05%	18,964	7	0.05%
Money market accounts	32,453	157	0.64%	32,268	95	0.39%
Certificates of deposit	95,865	1,151	1.60%	95,204	998	1.40%
Total interest-bearing deposits	170,516	1,339	1.05%	166,823	1,123	0.90%
Federal Home Loan Bank advances	37,359	452	1.61%	37,395	311	1.11%
Total interest-bearing liabilities	207,875	1,791	1.15%	204,218	1,434	0.94%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,960			19,350
Other noninterest-bearing liabilities	917			732
Total noninterest-bearing liabilities	20,877			20,082
Total liabilities	228,752			224,300
Total stockholders' equity	34,306			33,394
Total liabilities and total stockholders' equity	$263,058			$257,694
Net interest income		$6,122			$5,704
Net interest rate spread (3)			3.03%			2.92%
Net interest-earning assets (4)	$44,638			$42,479
Net interest margin (5)			3.23%			3.08%
Average interest-earning assets to interest-bearing liabilities	121.47%			120.80%

(1)	Yields and rates are annualized.
(2)	Includes securities available-for-sale and held-to-maturity. A tax equivalent adjustment of $12,000 and $16,000 was applied to tax-exempt income for the nine months ended September 30, 2018 and September 30, 2017, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.6 million and $1.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Net cash used in investing activities was $2.4 million and $8.6 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. For the nine months ended September 30, 2018, net cash used in investing activities consisted primarily of $2.8 million of net loan growth. Net cash (used in) provided by financing activities was $(1.7 million) and $8.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Activity was primarily in the deposit accounts and payments on FHLB advances for the nine months ended September 30, 2018 and 2017.

At September 30, 2018, the Bank exceeded all “well capitalized” regulatory capital requirements with a CET1 capital level of $26.6 million or 15.0% of risk-weighted assets, which is above the required level of $11.5 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $26.6 million, or 15.0% of risk-weighted assets, which is above the required level of $14.2 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $26.6 million, or 10.0% of average assets, which is above the required level of $13.2 million, or 5.0% of average assets; and total risk-based capital of $27.9 million, or 15.7% of risk-weighted assets, which is above the required level of $17.8 million, or 10.0% of risk-weighted assets. At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a CET1 capital level of $24.9 million, or 14.4% of risk-weighted assets, which was the above the required level of $11.2 million, or 6.5% of risk-weighted assets; a tier 1 capital level of $24.9 million, or 14.4% of risk-weighted assets which is above the required level of $13.8 million, or 8.0% of risk-weighted assets; a tier 1 leverage capital level of $24.9 million, or 9.5% of average assets, which is above the required level of $13.2 million, or 5.0% of average assets; and a total risk-based capital of $26.1 million, or 15.2% of risk-weighted assets, which is above the required level of $17.2 million, or 10.0% of risk-weighted assets. Accordingly, Pilgrim Bank was categorized as well capitalized at September 30, 2018 and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2018, we had outstanding commitments to originate loans of $8.6 million and unadvanced funds on loans of $17.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $43.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Pilgrim Bancshares, Inc.

Date: November 9, 2018	/s/ Francis E. Campbell
Francis E. Campbell
President and Chief Executive Officer

Date: November 9, 2018	/s/ Christopher G. McCourt
Christopher G. McCourt Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger by and among Hometown Financial Group, MHC, Hometown Financial Group, Inc. and Pilgrim Bancshares, Inc. Dated as of July 25, 2018 *
3.1	Articles of Incorporation of Pilgrim Bancshares, Inc.**
3.2	Bylaws of Pilgrim Bancshares, Inc.**
31.1	Certification of Francis E. Campbell, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Francis E. Campbell, President and Chief Executive Officer, and Christopher G. McCourt, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-K as filed on July 25, 2018.
**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194485).

